Form 10-Q
period 1995-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 1995-05-09
CIK 786360

===============================================================================


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                   MARCH 31, 1995
                               ------------------------------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                         TO
                                ----------------------    ---------------------
COMMISSION FILE NO. 33-2462

                       DEL TACO RESTAURANT PROPERTIES III
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           CALIFORNIA                                        33-0139247
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)



1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA                      92667
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


                                 (714) 744-4334
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X     NO
                                                  ---       ---

===============================================================================

                                     INDEX

                       DEL TACO RESTAURANT PROPERTIES III


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
- - ------------------------------                             -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1995 (Unaudited) and
     December 31, 1994                                          3

Statements of Income for the three months ended
     March 31, 1995 and 1994 (Unaudited)                        4

Statements of Cash Flows for the three months ended
     March 31, 1995 and 1994 (Unaudited)                        5

Notes to Financial Statements                                   6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          9


PART II. OTHER INFORMATION
- - --------------------------

Item 6.  Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                     12
- - ----------
                                      -2-

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS


                                                                                MARCH 31   December 31
                                                                                  1995         1994
                                                                               ----------  -----------
                                                                               (UNAUDITED)
                                        ASSETS

CURRENT ASSETS:
  Cash                                                                         $  172,063   $  181,855
  Receivable from General Partner (Note 5)                                         61,513       63,076
  Deposits                                                                          1,000        1,000
                                                                               ----------   ----------
    Total current assets                                                          234,576      245,931
                                                                               ----------   ----------
RESTRICTED CASH (NOTE 2)                                                          132,262      132,262

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                                         4,613,613    4,613,613
  Buildings and improvements                                                    3,188,900    3,188,900
  Machinery and equipment                                                       1,668,310    1,668,310
                                                                               ----------   ----------
                                                                                9,470,823    9,470,823
  Less--accumulated depreciation                                                1,885,625    1,813,937
                                                                               ----------   ----------
                                                                                7,585,198    7,656,886
                                                                               ----------   ----------
                                                                               $7,952,036   $8,035,079
                                                                               ==========   ==========

                                LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                                  $    5,664   $    5,743
  Accounts payable                                                                 12,751         -
                                                                               ----------   ----------
    Total current liabilities                                                      18,415        5,743
                                                                               ----------   ----------

OBLIGATION TO GENERAL PARTNER                                                     577,510      577,510
                                                                               ----------   ----------
PARTNERS' EQUITY
  Limited Partners                                                              7,381,257    7,476,016
  General Partner-Del Taco, Inc.                                                  (25,146)     (24,190)
                                                                               ----------   ----------
                                                                                7,356,111    7,451,826
                                                                               ----------   ----------
                                                                               $7,952,036   $8,035,079
                                                                               ==========   ==========


                         The accompanying notes are an
                  integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                           1995      1994
                                                         --------  --------
REVENUES:
  Rent (Notes 4 and 5)                                   $168,867  $158,085
  Interest                                                  1,983     2,081
  Other                                                       150       175
                                                         --------  --------
                                                          171,000   160,341
                                                         --------  --------

EXPENSES:
  General and administrative                               24,102    26,472
  Depreciation                                             71,688    71,688
                                                         --------  --------
                                                           95,790    98,160
                                                         --------  --------
Net income                                               $ 75,210  $ 62,181
                                                         ========  ========

Net income per Limited
  Partnership Unit (Note 3)                                 $1.57     $1.29
                                                            =====     =====





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                               1995      1994
                                                             --------  --------
SOURCE OF CASH:
  From operations:
    Net income                                               $ 75,210  $ 62,181
    Depreciation                                               71,688    71,688
                                                             --------  --------
  Total cash provided from operations                         146,898   133,869

  Cash distributions                                          170,926   369,938
                                                             --------  --------
    Excess (deficiency) of cash generated
      over distributions                                      (24,028) (236,069)

  Increase in payable to Limited Partners                        -        1,499
  Decrease in receivable from General Partner                   1,563      -
  Increase in accounts payable                                 12,751     6,722
                                                             --------  --------
                                                               (9,714) (227,848)
                                                             --------  --------

USE OF CASH:
  Increase in receivable from General Partner                     -       3,295
  Decrease in payable to Limited Partners                          78      -
                                                             --------  --------
                                                                   78     3,295
                                                             --------  --------

Increase (decrease) in cash during period                      (9,792) (231,143)
Beginning cash balance                                        181,855   561,960
                                                             --------  --------
Ending cash balance                                          $172,063  $330,817
                                                             ========  ========





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1995, the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994 have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE 2 - RESTRICTED CASH

At March 31, 1995 the partnership had a restricted cash balance of $132,262. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 47,528 in 1995 and 47,618 in 1994.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 1995

Pursuant to the Partnership agreement, annual partnership income or loss is allocated one percent to the General Partner and 99 percent to the Limited Partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the Limited Partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of Limited Partners receive their priority return as defined in the Partnership Agreement. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the Limited Partners.

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases, except for the restaurant location in Twentynine Palms, California. In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In connection with the agreement, the lease agreement has been amended to reflect a base rent of $3,333.33 per month and overage rent of 12% of sales for annual sales greater than $333,333. In September 1994, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. The subleasee continues to pay rent of $3,333.33 per month to Del Taco, Inc. which was, in turn, paid to the Registrant. On March 14, 1995, the subleasee re-opened the Twentynine Palms restaurant. The Registrant had a total of ten Properties leased to Del Taco as of March 31, 1995 (Del Taco, in turn, has subleased two of the restaurants).

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 20, 1995.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 1995

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and four partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

In addition, see Note 6 with respect to certain distributions to the General Partner.

NOTE 6 - DISTRIBUTIONS

On April 14, 1995, a distribution to the Limited Partners of $142,444, or approximately $3.00 per Limited Partnership Unit, was approved. Such distribution was paid on April 19, 1995. The General Partner also received a distribution of $1,439 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant commenced offering of Limited Partnership Units on February 21, 1986. By June 1, 1987, the sale of such Units provided a total capitalization for the Registrant of $12,001,000 including $1,000 attributable to the Original Limited Partner. 14.7 percent of the cash received from the sale of Limited Partnership Units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $9,500,000 of the remaining funds were expended for the acquisition of sites and construction of ten restaurants. During 1987, the first three restaurants opened for business. Four additional restaurants opened in 1988, two additional restaurants opened in 1989, and the tenth restaurant opened in 1990. In February 1992, the Registrant distributed to Limited Partners of record on December 31, 1991 $280,553 of net proceeds not utilized as reserves and not invested in Properties.

Since the ten restaurants owned by the Registrant opened, cash flow from Lease payments received from Del Taco, the Registrant's General Partner, which leases all ten restaurants (two of which have been subleased), have provided adequate liquidity for operation of the Registrant. However, the Registrant's overwhelmingly predominant source of income to meet its expenses and fund distributions to its Limited Partners is payments from Del Taco under the Leases, comprising primarily rent calculated on the basis of the gross sales of the restaurants operated on the Properties, as to which, except for the restaurant located in Twentynine Palms, there are no contractually specified minimum or guaranteed amounts. Thus, the adequacy of the Registrant's liquidity and capital resources in the future will depend primarily upon the gross revenues of such restaurants as well as upon Del Taco's financial condition and results of operations generally.

The March 31, 1995 restricted cash balance is a death and disability redemption fund totalling $132,262. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the Special Limited Partner.

Results of Operations

The Registrant owns ten Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants). In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco franchise and reopened February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In September 1994, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. The subleasee continues to pay rent of $3,333.33 per month to Del Taco, Inc. which was, in turn, paid to the Registrant. On March 14, 1995 the subleasee re-opened the Twentynine Palms restaurant. The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $168,867 for the three months ended March 31, 1995, representing an increase from the rental revenues of $158,085 during the same period in 1994. Such increase is directly attributable to increased sales at the restaurants.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses, and the percentage increase and decrease, of items included in the Registrant's Statements of
Income:


                  Percentage of Total General & Admin Expense

                                   Three Months Ended
                                       March 31
                                    1995       1994
                                   ------     ------
Accounting fees                     64.00%     57.51%
Distribution of
  information to
  Limited Partners                  32.64      38.46
Other                                3.36       4.03
                                   ------     ------
                                   100.00%    100.00%
                                   ======     ======


Operating expenses include general and administrative expenses which consis primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended March 31, general andministrative expenses decreased from $26,472 in 1994 to $24,102 in 1995. The Registrant incurred depreciation expense in the amount of $71,688 for the three months ended March 31, 1995 and 1994 respectively.

As a result of the increase in revenues totalling $10,659 for the three months ended March 31, 1995 as compared to the corresponding period in 1994, and the decrease in general and administrative expenses totalling $2,370, the Registrant's net income increased from $62,181 for the quarter ended March 31, 1994 to $75,210 for the corresponding period in 1995.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1995.

(c)      Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DEL TACO RESTAURANT PROPERTIES III
                                         (a California limited partnership)
                                         Registrant

                                         Del Taco, Inc.
                                         General Partner



Date:  May 2, 1995                       /s/ Robert J. Terrano
                                         -----------------------------------
                                         Robert J. Terrano
                                         Executive Vice President,
                                         Chief Financial Officer
                                         (duly authorized to sign on
                                         behalf of the Registrant)