Form 10-Q
period 1995-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 1995-07-24
CIK 786360

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED         JUNE 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NO. 33-2462

                       DEL TACO RESTAURANT PROPERTIES III
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   CALIFORNIA
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   33-0139247
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)

                   1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                     92667
                                   (ZIP CODE)

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                       DEL TACO RESTAURANT PROPERTIES III


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
- ------------------------------                             -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1995 (Unaudited) and
     December 31, 1994                                         3

Statements of Income for the three and six months ended
     June 30, 1995 and 1994 (Unaudited)                        4

Statements of Cash Flows for the six months ended
     June 30, 1995 and 1994 (Unaudited)                        5

Notes to Financial Statements                                  6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         9


PART II. OTHER INFORMATION
- --------------------------

Item 6.  Exhibits and Reports on Form 8-K                     11


SIGNATURES                                                    12
- ----------

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                 JUNE 30   December 31
                                                  1995        1994
                                               ----------  -----------
                                              (UNAUDITED)
                      ASSETS
                      ------
CURRENT ASSETS:
  Cash                                         $  190,435   $  181,855
  Receivable from General Partner (Note 5)         62,350       63,076
  Deposits                                          1,000        1,000
                                               ----------   ----------
    Total current assets                          253,785      245,931
                                               ----------   ----------

RESTRICTED CASH (NOTE 2)                          130,117      132,262

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                         4,613,613    4,613,613
  Buildings and improvements                    3,188,900    3,188,900
  Machinery and equipment                       1,668,310    1,668,310
                                               ----------   ----------
                                                9,470,823    9,470,823
  Less--accumulated depreciation                1,957,316    1,813,937
                                               ----------   ----------
                                                7,513,507    7,656,886
                                               ----------   ----------

                                               $7,897,409   $8,035,079
                                               ==========   ==========
   LIABILITIES AND PARTNERS' EQUITY
   --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                  $    4,717   $    5,743
                                               ----------   ----------
    Total current liabilities                       4,717        5,743
                                               ----------   ----------

OBLIGATION TO GENERAL PARTNER                     577,510      577,510
                                               ----------   ----------

PARTNERS' EQUITY
  Limited Partners                              7,340,717    7,476,016
  General Partner-Del Taco, Inc.                  (25,535)     (24,190)
                                               ----------   ----------
                                                7,315,182    7,451,826
                                               ----------   ----------

                                               $7,897,409   $8,035,079
                                               ==========   ==========


                         The accompanying notes are an
                  integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30               JUNE 30
                                                     1995      1994        1995       1994
                                                  --------   --------    --------   --------
REVENUES:
  Rent (Notes 4 and 5)                            $184,732   $173,169    $353,599   $331,254
  Interest                                           2,098      1,587       4,081      3,668
  Other                                                400        375         550        550
                                                  --------   --------    --------   --------
                                                   187,230    175,131     358,230    335,472
                                                  --------   --------    --------   --------

EXPENSES:
  General and administrative                        10,439     12,956      34,541     39,428
  Depreciation                                      71,691     71,690     143,379    143,378
                                                  --------   --------    --------   --------
                                                    82,130     84,646     177,920    182,806
                                                  --------   --------    --------   --------

Net income                                        $105,100   $ 90,485    $180,310   $152,666
                                                  ========   ========    ========   ========

Net income per Limited
  Partnership Unit (Note 3)                          $2.19      $1.89       $3.76      $3.18
                                                     =====      =====       =====      =====





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30
                                                                     1995      1994
                                                                   --------  --------
SOURCE OF CASH:
  From operations:
    Net income                                                     $180,310  $152,666
    Depreciation                                                    143,379   143,378
                                                                   --------  --------
  Total cash provided from operations                               323,689   296,044

  Cash distributions                                                314,809   506,730
                                                                   --------  --------
    Excess (deficiency) of cash generated
      over distributions                                              8,880  (210,686)

  Decrease in restricted cash                                         2,145
  Decrease in receivable from General Partner                           726      -
  Increase in accounts payable                                         -        1,972
                                                                   --------  --------
                                                                     11,751  (208,714)
                                                                   --------  --------

USE OF CASH:
  Increase in receivable from General Partner                           -       7,016
  Redemption of Limited Partnership Units                             2,145    17,102
  Decrease in payable to Limited Partners                             1,026       721
                                                                   --------  --------
                                                                      3,171    24,839
                                                                   --------  --------

Increase (decrease) in cash during period                             8,580  (233,553)
Beginning cash balance                                              181,855   561,960
                                                                   --------  --------

Ending cash balance                                                $190,435  $328,407
                                                                   ========  ========





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1995, the results of operations and cash flows for the six month periods ended June 30, 1995 and 1994 have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE 2 - RESTRICTED CASH

At June 30, 1995 the partnership had a restricted cash balance of $130,117.
The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partner's capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 1995

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 47,518 in 1995 and 47,528 in 1994. Such decrease is due to the redemption of 10 units during the period ended June 30, 1995.

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

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Registrant had a total of ten Properties leased to Del Taco as of June 30, 1995 (Del Taco, in turn, has subleased two of the restaurants). The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases, except for the restaurant location in Twentynine Palms, California. In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In connection with the agreement, the lease agreement has been amended to reflect a base rent of $3,333.33 per month and overage rent of 12% of sales for annual sales greater than $333,333. In September 1994, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. The subleasee continues to pay rent of $3,333.33 per month to Del Taco, Inc. which was, in turn, paid to the Registrant. On March 14, 1995, the subleasee re-opened the Twentynine Palms restaurant.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 1995

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 13, 1995.

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

NOTE 6 - DISTRIBUTIONS

On June 11, 1995, a distribution to the Limited Partners of $178,589, or approximately $3.76 per Limited Partnership Unit, was approved. Such distribution was paid on July 12, 1995. The General Partner also received a distribution of $1,804 with respect to its 1% partnership interest.

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

The June 30, 1995 restricted cash balance is a death and disability redemption fund totaling $130,117. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partner's capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the Special Limited Partner.

Results of Operations

The Registrant owns ten Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants). In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco franchise and reopened February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In September 1994, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. The subleasee continues to pay rent of $3,333.33 per month to Del Taco, Inc. which was, in turn, paid to the Registrant. On March 14, 1995 the subleasee re-opened the Twentynine Palms restaurant. The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $184,732 for the three months ended June 30, 1995, representing an increase from the rental revenues of $173,169 during the same period in 1994. The Registrant had rental revenue of $353,599 for the six months ended June 30, 1995, representing an increase from the rental revenues of $331,254 during the same period in 1994. Such increase is directly attributable to increased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:


                                                    Percentage of Total
                                              General & Administrative Expense
                                              --------------------------------

                                                      Six Months Ended
                                                           June 30
                                                        1995    1994
                                                      -------  -------
Accounting fees                                         44.66%  48.88%
Distribution of
  information to
  Limited Partners                                      53.00    47.26
Other                                                    2.34     3.86
                                                       -------  -------
                                                       100.00%  100.00%
                                                       =======  =======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended June 30, general and administrative expensees decreased from $12,956 in 1994 to $10,439 in 1995. For the six months ended June 30, general and administrative expenses decreased from $39,428 in 1994 to $34,541 in 1995. The Registrant incurred depreciation expense in the amount of $71,691 and $71,690 for the three months ended June
30, 1995 and 1994 respectively.   The Registrant incurred depreciation expense
in the amount of $143,379 and $143,378 for the six months ended June 30, 1995 and 1994 respectively.

As a result of the increase in revenues totaling $12,099 for the three months ended June 30, 1995 as compared to the corresponding period in 1994, and the decrease in general and administrative expenses totaling $2,516, the Registrant's net income increased from $90,485 for the three months ended June 30, 1994 to $105,100 for the corresponding period in 1995. As a result of the increase in revenues totaling $22,758 for the six months ended June 30, 1995 as compared to the corresponding period in 1994, and the decrease in general and administrative expenses totaling $4,886, the Registrant's net income increased from $152,666 for the six months ended June 30, 1994 to $180,310 for the corresponding period in 1995.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the six months ended June 30, 1995.

(C)      Exhibit 27 - Financial Data Schedule

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


                                              DEL TACO RESTAURANT PROPERTIES III
                                              (a California limited partnership)
                                              Registrant

                                              Del Taco, Inc.
                                              General Partner



Date:  July 20, 1995                          /s/ Robert J. Terrano
                                              -------------------------------
                                              Robert J. Terrano
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (duly authorized to sign on
                                              behalf of the Registrant)