Form 10-K
period 1995-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 1996-03-12
CIK 786360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from __________ to __________

                           COMMISSION FILE NO. 33-2462

                       DEL TACO RESTAURANT PROPERTIES III
                        a California limited partnership
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                       33-0139247
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

         1800 W. KATELLA AVENUE
           ORANGE, CALIFORNIA                                      92667
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (714) 744-4334

        Securities registered pursuant to section 12(b) of the Act: None

        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----   -----

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Form S-11 Registration Statement filed December 30, 1985 are incorporated by reference into Part IV of this report.

                                     PART I

ITEM 1.  BUSINESS

The Registrant is a publicly-held Limited Partnership organized under the California Uniform Limited Partnership Act. In accordance with the Partnership Agreement, the Registrant's General Partner is Del Taco, Inc., a California corporation ("General Partner"). The Registrant sold 48,000 Units aggregating $12,000,000 through an offering of Limited Partnership Units from February 26, 1986 through June 1, 1987. The term of the Partnership Agreement is until December 31, 2025 unless terminated earlier by means provided therein.

The Registrant has engaged in the business of acquiring sites in California for the construction of ten Mexican-American restaurants for long-term lease to Del Taco, Inc. for operation under the Del Taco trade name. Ten properties are leased for 35 years on a triple-net basis for a rent equal to twelve percent of gross sales of each restaurant constructed thereon. In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In connection with the agreement, the lease agreement has been amended to reflect a base rent of $3,333.33 per month and overage rent of 12% of sales for annual sales greater than $333,333. In September 1994, as a result of lower-than-acceptable sales volumes, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. On March 14, 1995, the subleasee re-opened the Twentynine Palms restaurant. The Registrant had a total of ten Properties leased to Del Taco as of December 31, 1995 (Del Taco, in turn has subleased two of the restaurants).

Because the ten Properties owned by the Registrant constitute virtually all of the Registrant's income producing assets, the business of the Registrant is almost entirely dependent on the success of the Del Taco trade name restaurants which lease those Properties. In turn, the success of those restaurants, which are not operated by the Registrant, is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

The Registrant has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Registrant, and has a one percent interest in the profits or losses and distributions of the Registrant. Limited Partners have no right to participate in the management or conduct of such business and affairs.

ITEM 2.  PROPERTIES

The Registrant has acquired ten Properties with proceeds obtained from the sale of Limited Partnership Units:


                                                                                                        Date of
                                                   Date of                   Restaurant                 Commencement of
Address                   City, State              Acquisition               Constructed                Operation (1)
-------                   -----------              -----------               -----------                -------------
Rancho California Plaza   Rancho California,       December 23, 1986         60 seat with drive         July 14,
                          CA                                                 through service window     1987

East Vista Way            Vista, CA                February 24, 1987         60 seat with drive         September 10,
                                                                             through service window     1987

4th Street                Perris, CA               June 24,                  60 seat with drive         December 16, 1987
                                                   1987                      through service window

Foothill Boulevard        Upland, CA               August 3, 1987            60 seat with drive         January 12, 1988
                                                                             through service window

Plaza at Puente Hills     Industry, CA             May 12,                   60 seat with drive         February 24, 1988
                                                   1987                      through service window

Twentynine Palms Highway  Twentynine Palms, CA     December 14, 1987         60 seat with drive         May 17,     (2)
                                                                             through service window     1988

East                      Walnut, CA               April 29, 1988            60 seat with drive         August 31,
Valley                                                                       through service window     1988
Boulevard

West                      Los Angeles, CA          July 8,                   60 seat with drive         January 12, (3)
Sepulveda                                          1988                      through service window     1989
Boulevard

Lassen                    Chatsworth, CA           January 27, 1989          60 seat with drive         August 21,
Street                                                                       through service window     1989

Hesperia Road             Victorville, CA          December 29, 1989         100 seat with drive        July 5, 1990
                                                                             through service window


(1) Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

(2) The restaurant ceased operations as a Del Taco restaurant on February 1, 1994 and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In September 1994, as a result of lower-than-acceptable sales volumes, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. The subleasee re-opened the Twentynine Palms restaurant on March 14, 1995.

(3) The restaurant is subleased to a franchisee of Del Taco, Inc. and the restaurant operates as a Del Taco restaurant.

                                     PART II

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 14, 1994, the General Partner held a special meeting of limited partners of the Partnership at the Doubletree Hotel, 100 The City Drive, Orange, California, for the purpose of voting on whether Del Taco should continue to serve as the General Partner of the Partnership.

A proposal to remove Del Taco as General Partner failed to obtain the necessary majority vote, receiving only 6.20 percent of eligible votes, and was defeated. Thus, Del Taco will continue to serve as sole General Partner of the Partnership, subject to all of the rights and responsibilities set forth in the Partnership's Restated Certificate and Agreement of Limited Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Registrant, a publicly-held Limited Partnership, sold 48,000 ($12,000,000) Limited Partnership Units during the offering period ended June 1, 1987 and currently has 1,782 Limited Partners of record. There is no public market for the trading of the Units. Distributions made by the Registrant to the Limited Partners during the past three fiscal years are described in Note 8 to the Notes to the Financial Statements contained under Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                                            For the Year Ended December 31,
                             1995          1994          1993         1992          1991
                             ----          ----          ----         ----          ----
Rental Revenue           $  724,382    $  701,039    $  654,694    $  651,136    $  600,946

Interest and
 other income                 9,087         8,090         9,974        10,621        16,028

Dividend Income                --            --            --           2,347        23,814

Net income                  394,502       368,343       334,980       350,714       318,641

Net income
 per Limited
 Partnership
 Unit (1)                      8.22          7.66          6.96          7.29          6.62

Cash Distributions
 per Limited
 Partnership
 Unit (2)(3)(4)(5)(6)
   From operations            14.18         18.30          6.03         16.37         12.87
   Return of
     capital                   --            --            --            5.89          --

Total Assets              7,741,938     8,035,079     8,561,063     8,526,105     9,249,589

Long-term
 Obligations                577,510       577,510       577,510       577,510       577,510

(1) The net income per Limited Partnership Unit was calculated based upon 47,513, 47,573 and 47,618 weighted average Units outstanding for years 1995, 1994 and 1993 through 1991 respectively.

(2) Cash distributions for the quarter ended December 31, 1991 amounted to $3.23 per Limited Partnership Unit and were paid January 2, 1992.

(3) Cash distributions for the quarter ended December 31, 1992 amounted to $3.39 per Limited Partnership Unit and were paid December 31, 1992. Five quarterly distributions were disbursed during the year ended December 31, 1992.

(4) Two quarterly distributions were disbursed during the year ended December 31, 1993. Cash distributions for the quarters ended

         September 30, 1993 and December 31, 1993 amounted to $7.70 and were paid January 31, 1994 and February 2, 1994 respectively.

(5) Cash distributions for the quarter ended December 31, 1994 amounted to $3.56 per Limited Partnership Unit and were paid January 17, 1995. Five distributions were disbursed during the year ended December 31, 1994.

(6) Cash distributions for the quarter ended December 31, 1995 amounted to $3.86 per Limited Partnership Unit and were paid January 17, 1996. Four distributions were disbursed during the year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The December 31, 1995 restricted cash balance is a death and disability redemption fund totaling $126,277. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the Special Limited Partner.

Results of Operations

The Registrant owns ten Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants, one of which ceased operation as a Del Taco franchise February 1, 1994 and reopened February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles). In September 1994, as a result of lower-than-acceptable sales volumes, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. On March 14, 1995 the subleasee reopened the Twentynine Palms restaurant. The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $724,382 for the year ended December 31, 1995, representing an increase from the rental revenues of $701,039 and $654,694 in 1994 and 1993, respectively. Such increase is directly attributable to increased sales at the restaurants.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of Income:

                     Percentage of Total General & Admin Expense

                                       Year Ended
                                       December 31
                            1995          1994         1993
                         -------       -------       ------
Accounting fees           29.54%        35.66%        41.17%
Distribution of
  information to
  Limited Partners        66.97         60.56         55.82
Legal fees                 0.00          0.00          0.56
Other                      3.49          3.78          2.45
                         ------        ------        ------
                         100.00%       100.00%       100.00%
                         ======        ======        ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the years ended December 31, general and administrative expenses decreased from $54,030 in 1994 to $52,211 in 1995 reflecting lower costs for accounting and reporting to the Limited Partner's. Pursuant to Del Taco's Reorganization Plan, in December 1993 Del Taco reimbursed the Registrant for all actual legal expenses, and certain other expenses, incurred by the Registrant as a result of the filing of the Bankruptcy Petition. The Registrant incurred depreciation expense in the amount of $286,756, $286,756 and $286,760 for the years ended December 31, 1995, 1994 and 1993, respectively.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

In fiscal 1996, the Registrant will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Registrant anticipates that SFAS No. 121 will not have a material impact on the Registrant's financial statements.

ITEM 8.  FINANCIAL STATEMENTS

PART I.  INFORMATION

                      INDEX                                              PAGE NUMBER
                      -----                                              -----------
Report of Independent Public Accountants                                      10

Balance Sheets at December 31, 1995 and 1994                                  11

Statements of Income for the years ended
  December 31, 1995, 1994 and 1993                                            12

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1995                                     13

Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                                            14

Notes to Financial Statements                                                15-18

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
  Del Taco Restaurant Properties III:


We have audited the accompanying balance sheets of DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant
Properties III as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                /s/  ARTHUR ANDERSEN LLP
                                                --------------------------
                                                   ARTHUR ANDERSEN LLP


Orange County, California
February 9, 1996

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                           DECEMBER 31
                                                     1995               1994
                                                 -----------        -----------
                                    ASSETS

CURRENT ASSETS:
  Cash                                           $   184,497            181,855
  Receivable from Del Taco, Inc. (Note 5)             60,034             63,076
  Deposits                                             1,000              1,000
                                                 -----------        -----------
     Total current assets                            245,531            245,931
                                                 -----------        -----------

RESTRICTED CASH (NOTE 6)                             126,277            132,262

PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
  Land and improvements                            4,613,613          4,613,613
  Buildings and improvements                       3,188,900          3,188,900
  Machinery and equipment                          1,668,310          1,668,310
                                                 -----------        -----------
                                                   9,470,823          9,470,823
    Less: accumulated depreciation                 2,100,693          1,813,937
                                                 -----------        -----------
                                                   7,370,130          7,656,886
                                                 -----------        -----------

                                                 $ 7,741,938        $ 8,035,079
                                                 ===========        ===========


                           LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                    $     3,248        $     5,743
  Accounts Payable                                     1,424               --
                                                 -----------        -----------
     Total current liabilities                         4,672              5,743
                                                 -----------        -----------

OBLIGATION TO GENERAL PARTNER (NOTE 3)               577,510            577,510

PARTNERS' EQUITY (NOTE 2)
  Limited Partners                                 7,186,807          7,476,016
  General Partner - Del Taco, Inc.                   (27,051)           (24,190)
                                                 -----------        -----------
                                                   7,159,756          7,451,826
                                                 -----------        -----------

                                                 $ 7,741,938        $ 8,035,079
                                                 ===========        ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                                         YEAR ENDED
                                                        DECEMBER 31
                                             1995          1994           1993
                                          --------       --------       --------
REVENUES:
  Rent (Note 4)                           $724,382       $701,039       $654,694
  Interest                                   8,187          7,265          9,124
  Other                                        900            825            850
                                          --------       --------       --------
                                           733,469        709,129        664,668
                                          --------       --------       --------
EXPENSES
  General and administrative                52,211         54,030         42,928
  Depreciation                             286,756        286,756        286,760
                                          --------       --------       --------
                                           338,967        340,786        329,688
                                          --------       --------       --------

Net Income                                $394,502       $368,343       $334,980
                                          ========       ========       ========

Net Income per Limited
  Partnership Unit (Note 1)               $   8.22       $   7.66       $   6.96
                                          ========       ========       ========


                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1995

                                              Limited Partners              General
                                         -------------------------
                                          Units           Amount            Partner            Total
                                         ------        -----------        -----------        -----------
Balance, December 31, 1992               47,618        $ 7,958,177        $   (17,863)       $ 7,940,314
  Net income                                               331,630              3,350            334,980
  Cash distributions (Note 8)                             (290,954)            (4,568)          (295,522)
                                         ------        -----------        -----------        -----------
Balance, December 31, 1993               47,618          7,998,853            (19,081)         7,979,772
  Net income                                               364,660              3,683            368,343
  Redemption of units                       (90)           (17,102)                              (17,102)
  Cash distributions (Note 8)                             (870,395)            (8,792)          (879,187)
                                         ------        -----------        -----------        -----------
Balance, December 31, 1994               47,528          7,476,016            (24,190)         7,451,826
  Net income                                               390,557              3,945            394,502
  Redemption of units                       (30)            (5,985)                               (5,985)
  Cash distributions (Note 8)                             (673,781)            (6,806)          (680,587)
                                         ------        -----------        -----------        -----------
Balance, December 31, 1995               47,498        $ 7,186,807        $   (27,051)       $ 7,159,756
                                         ======        ===========        ===========        ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED
                                                                 DECEMBER 31
                                                   1995             1994             1993
                                                ---------        ---------        ---------
SOURCE OF CASH:
  From operations:
    Net income                                  $ 394,502        $ 368,343        $ 334,980
    Depreciation                                  286,756          286,756          286,760
                                                ---------        ---------        ---------
  Total cash provided from operations             681,258          655,099          621,740

  Cash Distributions                              680,587          879,187          295,522
                                                ---------        ---------        ---------
    Excess (deficiency) of cash
      generated over distributions                    671         (224,088)         326,218

  Decrease in restricted cash                       5,985           17,102             --
  Decrease in receivable from General
    Partner                                         3,042             --                755
  Increase in payable to General Partner             --              2,692             --
  Increase in accounts payable                      1,424             --                730
                                                ---------        ---------        ---------
                                                   11,122         (204,294)         327,703

USE OF CASH:
  Increase in receivable from General
    Partner                                          --              8,615             --
  Redemption of Limited Partnership Units           5,985           17,102             --
  Decrease in payable to Limited Partners           2,495             --              5,230
  Decrease in accounts payable                       --                730             --
                                                ---------        ---------        ---------
                                                    8,480           26,447            5,230
                                                ---------        ---------        ---------
  Increase (decrease) in cash during
    period                                          2,642         (230,741)         322,473
Beginning cash balance                            181,855          412,596           90,123
                                                ---------        ---------        ---------

Ending cash balance                             $ 184,497        $ 181,855        $ 412,596
                                                =========        =========        =========


                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE PARTNERSHIP: Del Taco Restaurant Properties III (a California limited partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner for operation under the Del Taco trade name). As of July 5, 1990, all ten restaurants had commenced operation on acquired properties.

BASIS OF ACCOUNTING: The Partnership utilizes the accrual method of accounting for transactions relating to the business of the Partnership. Distributions are made to the General and Limited Partners in accordance with the provisions of the Partnership Agreement (see Note 2).

PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives which are 20 years for land improvements, 35 years for buildings and improvements, and 10 years for machinery and equipment.

INCOME TAXES: No provision has been made for federal or state income taxes on Partnership net income, since the Partnership is not subject to income tax. Partnership income is includable in the taxable income of the individual partners as required under applicable income tax laws. Certain items, primarily related to depreciation methods, are accounted for differently for income tax reporting purposes (see Note 7).

NET INCOME PER LIMITED PARTNERSHIP UNIT: The net income per Limited Partnership Unit was calculated based upon 47,513, 47,573, and 47,618 weighted average Units outstanding in 1995, 1994 and 1993 through 1991, respectively.

USE OF ESTIMATES: The preparation of the financial statments in conformity with generally accepted acounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statments and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

NOTE 2 - PARTNERS' EQUITY

Pursuant to the Partnership Agreement, annual partnership net income or loss is allocated one percent to the General Partner and 99 percent to the Limited Partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the Limited Partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of Limited Partners receive their priority return as defined in the Partnership Agreement. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the Limited Partners.

NOTE 3 - SITE ACQUISITION AND DEVELOPMENT FEE

Under terms of the Partnership Agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the Limited Partners' interests until all restaurants have opened and the Limited Partners have received certain minimum returns on their investment, as required by the Partnership Agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 1995, 1994 and 1993.

NOTE 4 - LEASING ACTIVITIES

The Registrant leases certain properties for operation of restaurants to Del Taco, Inc. (General Partner) on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases, except for the restaurant location in Twentynine Palms, California. In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In connection with the agreement, the lease has been amended to reflect a base rent of $3,333.33 per month and overage rent of 12% of sales for annual sales greater than $333,333. In September 1994, as a

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

result of lower-than-acceptable sales volumes, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. On March 14, 1995 the subleasee re-opened the Twentynine Palms restaurant. The Registrant had a total of ten Properties leased to Del Taco as of December 31, 1995 (Del Taco, in turn has subleased two of the restaurants).

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1995. The rent receivable was collected on January 16, 1996.

The General Partner received $6,806 in distributions relating to its one percent interest in the Registrant for the year ended December 31, 1995.

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

Partners Network Corp., a California corporation ("PNC"), which is wholly-owned by the same principals who own the Dealer Manager, who was primarily responsible for selling Limited Partnership Units, is the Special Limited Partner of the Partnership, as defined in the Partnership Agreement. PNC will monitor the Partnership investments and perform services in connection with the disposition of properties in the future. In return for such services, PNC will be entitled to receive certain subordinated distributions and payments.

NOTE 6 - RESTRICTED CASH

At December 31, 1995 and 1994 the partnership had restricted cash balances of $126,277 and $132,262, respectively. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7  - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                           1995        1994        1993
                                           ----        ----        ----
Net income per financial statements      $394,502    $368,343    $334,980

Excess book depreciation                  118,201      68,549      38,172
                                         --------    --------    --------

Taxable income                           $512,703    $436,892    $373,152
                                         ========    ========    ========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1995, is as follows:

Partners' equity per financial
  statements                                    $7,159,756

Issue costs of Limited Partnership
  Units capitalized for tax purposes             1,741,676

Excess tax depreciation                           (170,274)

Other                                                   83
                                                ----------

Net worth for tax purposes                      $8,731,241
                                                ==========

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

NOTE 8 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to Limited Partners for the three years ended December 31, 1995 were as follows:

                                            Weighted        Number of
                           Distributions     Average          Units
                            per Limited     Number of      Outstanding
                            Partnership       Units         at the End
Quarter Ended                  Unit        Outstanding      of Quarter
-------------              -------------   -----------     -----------
March 31, 1993                $ 3.65          47,618          47,618
June 30, 1993                   2.38          47,618          47,618
                              ------
  Total paid in 1993          $ 6.03
                              ======
September 30, 1993            $ 2.40          47,618          47,618
December 31, 1993               5.30          47,618          47,618
March 31, 1994                  2.84          47,618          47,618
June 30, 1994                   3.94          47,528          47,528
September 30, 1994              3.82          47,528          47,528
                              ------
  Total paid in 1994          $18.30
                              ======

December 31, 1994             $ 3.56          47,528          47,528
March 31, 1995                  3.00          47,528          47,528
June 30, 1995                   3.76          47,518          47,518
September 30, 1995              3.86          47,498          47,498
                              ------
  Total paid in 1995          $14.18
                              ======


Cash distributions per Limited Partnership Unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1995 amounted to $3.64 per Limited Partnership Unit and were paid January 15, 1996.

                                    PART III

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL
          PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name                    Title                                                Age
----                    -----                                                ---
Kevin K. Moriarty       Director, Chairman and Chief Executive Officer        49

Paul W. Hitzelberger    Executive Vice President, Brand Strategy and
                         Franchise Relations/Development                      51

Robert J. Terrano       Executive Vice President and
                         Chief Financial Officer                              40

James D. Stoops         Executive Vice President, Operations                  43

Janet D. Simmons        Senior Vice President, Purchasing                     39

Michael L. Annis        Vice President, Secretary and General Counsel         49

C. Douglas Mitchell     Vice President and Corporate Controller               45


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1996.

(c)      None

(d) No family relationship exists between any such director or executive officer of the General Partner.

(e) The following is an account of the business experience during the past five years of each such director and executive officer:

Kevin K. Moriarty, Director, Chairman and Chief Executive Officer of Del Taco, Inc. Mr. Moriarty began his career with Burger King Corporation in 1974 in Operations Unit Management. In 1983, he was promoted to Area Manager in New York, and was subsequently promoted to the Regional Vice President, Chicago Region in 1985. In 1988, he became Executive Vice President and General Manager of the North Central Division. Mr. Moriarty served in that position until 1990 when he joined Del Taco, Inc. as President and Chief Executive Officer on July 31, 1990. Mr. Moriarty has served as a Director of the General Partner since 1990.

Paul W. Hitzelberger, Executive Vice President, Brand Strategy and Franchise Relations/Development of Del Taco, Inc. He was appointed to his current position in December 1995. Mr. Hitzelberger has responsibility for franchise development, relations and training and will oversee public relations and training for the corporation. From 1991 to 1995, Mr. Hitzelberger was Executive Vice President, Marketing of Del Taco, Inc. From September 1988 through September 1989, Mr. Hitzelberger was Chief Executive Officer of Environmental Marketing Group. Prior to that, Mr. Hitzelberger was a Vice President of Del Taco, Inc. Prior to joining Del Taco, Inc., he served as Vice President - Marketing at the department store division of Lucky Stores, Inc., a major supermarket retailer. Prior to his position with Lucky, Mr. Hitzelberger held various positions in marketing and retailing at Wallpapers to Go, Inc., a division of General Mills, Inc., and Coast to Coast Stores, Inc. a subsidiary of Household Merchandising, Inc. Mr. Hitzelberger received a Master of Business Administration degree from Loyola University in Chicago, Illinois.

Robert J. Terrano, Executive Vice President and Chief Financial Officer of Del Taco, Inc. From May 1994 to April 1995, Mr. Terrano served as Chief Financial Officer for Denny's, Inc. in Spartanburg, S.C. From August 1983 to May 1994, he served with Burger King Corporation, Miami Florida, in a variety of positions, most recently as Division Controller. Mr. Terrano joined Del Taco, Inc. in April 1995.

James D. Stoops, Executive Vice President, Operations of Del Taco, Inc. From 1968 to 1991, Mr. Stoops served in a wide variety of Operations positions with Burger King Corporation with increasing levels of responsibility. In 1985, Mr. Stoops was appointed Region Vice President/General Manager for the New York region and served in that position until October of 1990. In January of 1991, he joined Del Taco, Inc. in his current post.

Janet D. Simmons, Senior Vice President, Purchasing of Del Taco, Inc. From 1979 to 1986, Ms. Simmons was with Denny's Incorporated. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Simmons was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco, Inc. Ms. Simmons has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.

Michael L. Annis, Vice President, Secretary and General Counsel of Del Taco, Inc. From 1981 to 1986 Mr. Annis served as Regional Real Estate Manager and Director of Real Estate Services with Taco Bell, Inc. In 1986 he served as Regional General Manager with Quaker State Minit Lube. In January of 1987 Mr. Annis joined Red Robin International, Inc. as General Counsel and was subsequently promoted to Vice President/Secretary and later Vice President Real Estate Development/Secretary and General Counsel, the position he held until joining Del Taco, Inc. in December of 1993. Mr. Annis received his J.D. Degree from Whittier College.

C. Douglas Mitchell, Vice President and Corporate Controller. Mr. Mitchell joined Del Taco, Inc. in August of 1994 as Controller and was promoted to his current position in January 1996. From 1990 to 1994, Mr. Mitchell was a Senior Audit Manager with Coopers & Lybrand. Prior to 1990, Mr. Mitchell held various positions in finance and accounting with the Geneva Companies (a subsidiary of Chemical Bank), Zaremba Corporation (a real estate developer) and The Dexter Corporation (an international manufacturer of specialty materials). Mr. Mitchell has a Bachelor of Science degree with a major in accounting from the University of Southern California.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

The Registrant has no executive officers or directors and pays no direct remuneration to any executive officer or director of its General Partner. The Registrant has not issued any options or stock appreciation rights to any executive officer or director of its General Partner, nor does the Registrant propose to pay any annuity, pension or retirement benefits to any executive officer or director of its General Partner. The Registrant has no plan, nor does the Registrant presently propose a plan, which will result in any remuneration being paid to any executive officer or director of the General Partner upon termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person of record currently owns more than five percent of Limited Partnership Units of the Registrant, nor was any person known of by the Registrant to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b) Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any Limited Partnership Units of the Registrant.

(c) The Registrant knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Registrant, except for provisions in the Partnership Agreement providing for removal of the General Partner by holders of a majority of the Limited Partnership Units and if a material event of default occurs under the financing agreements of the General Partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) No transactions have occurred between the Registrant and any executive officer or director of its General Partner.

         During 1995, the following transactions occurred between the Registrant and the General Partner pursuant to the terms of the Partnership Agreement.

         (1) The General Partner earned $3,945 as its one percent share of the net income of the Registrant.

         (2) The General Partner received $6,806 in distributions relating to its one percent interest in the Registrant.

(b) During 1995, the Registrant had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Registrant at any time during 1995 for any amount in excess of $60,000.

(d)      Not applicable.

                                     PART IV

ITEM 14(A)(1) AND (2).  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND
                        REPORTS ON FORM 8-K

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)      No reports on Form 8-K were filed during the last quarter of 1995.

(c)      Exhibits required by Item 601 of Regulation S-K:

         1. Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Registrant's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

         2. Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

         3. Incorporated herein by reference, Form of Standard Lease to be entered into by Registrant and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Registrant's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

        27.       Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           DEL TACO RESTAURANT PROPERTIES III
                                           ----------------------------------
                                           a California limited partnership
                                           Registrant

                                           Del Taco, Inc.
                                           General Partner

Date March 07, 1996                        Kevin K. Moriarty
     --------------                        -----------------
                                           Kevin K. Moriarty
                                           Director, Chairman and Chief
                                           Executive Officer

Date March 07, 1996                        Michael L. Annis
     --------------                        ----------------
                                           Michael L. Annis
                                           Vice President, Secretary and
                                           General Counsel

Date March 07, 1996                        Robert J. Terrano
     --------------                        -----------------
                                           Robert J. Terrano
                                           Executive Vice President and
                                           Chief Financial Officer

Date March 07, 1996                        C. Douglas Mitchell
     --------------                        -------------------
                                           C. Douglas Mitchell
                                           Vice President and Corporate
                                           Controller