Form 10-Q
period 1996-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 1996-05-06
CIK 786360

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

FOR THE QUARTERLY PERIOD ENDED                  MARCH 31, 1996
                               -------------------------------------------------

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    -----------------------

COMMISSION FILE NO. 33-2462

                       DEL TACO RESTAURANT PROPERTIES III
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         CALIFORNIA                                    33-0139247
               (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
         1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA                       92667
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (714) 744-4334
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   No
                                               ---      ---
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       DEL TACO RESTAURANT PROPERTIES III


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1996 (Unaudited) and
     December 31, 1995                                           3

Statements of Income for the three months ended
     March 31, 1996 and 1995 (Unaudited)                         4

Statements of Cash Flows for the three months ended
     March 31, 1996 and 1995 (Unaudited)                         5

Notes to Financial Statements                                    6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                      12

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                                                   MARCH 31      December 31
                                                                                     1996           1995
                                                                                  -----------    -----------
                                                                                  (UNAUDITED)
                                                    ASSETS
CURRENT ASSETS:
  Cash                                                                            $   170,739    $   184,497
  Receivable from General Partner (Note 5)                                             58,527         60,034
  Deposits                                                                              1,000          1,000
                                                                                  -----------    -----------

    Total current assets                                                              230,266        245,531
                                                                                  -----------    -----------

RESTRICTED CASH (NOTE 2)                                                              126,277        126,277

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                                             4,613,613      4,613,613
  Buildings and improvements                                                        3,188,900      3,188,900
  Machinery and equipment                                                           1,668,310      1,668,310
                                                                                  -----------    -----------
                                                                                    9,470,823      9,470,823
  Less--accumulated depreciation                                                    2,172,377      2,100,693
                                                                                  -----------    -----------
                                                                                    7,298,446      7,370,130
                                                                                  -----------    -----------

                                                                                  $ 7,654,989    $ 7,741,938
                                                                                  ===========    ===========

                                       LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                                     $     2,920    $     3,248
  Accounts Payable                                                                     12,795          1,424
                                                                                  -----------    -----------
    Total current liabilities                                                          15,715          4,672
                                                                                  -----------    -----------

OBLIGATION TO GENERAL PARTNER                                                         577,510        577,510
                                                                                  -----------    -----------

PARTNERS' EQUITY
  Limited Partners                                                                  7,089,795      7,186,807
  General Partner-Del Taco, Inc.                                                      (28,031)       (27,051)
                                                                                  -----------    -----------
                                                                                    7,061,764      7,159,756
                                                                                  -----------    -----------

                                                                                  $ 7,654,989    $ 7,741,938
                                                                                  ===========    ===========


                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                       THREE MONTHS ENDED
                                             MARCH 31
                                      1996            1995
                                    --------        --------
REVENUES:
  Rent (Notes 4 and 5)              $170,189        $168,867
  Interest                             2,184           1,983
  Other                                   50             150
                                    --------        --------
                                     172,423         171,000
                                    --------        --------

EXPENSES:
  General and administrative          24,315          24,102
  Depreciation                        71,684          71,688
                                    --------        --------
                                      95,999          95,790
                                    --------        --------

Net income                          $ 76,424        $ 75,210
                                    ========        ========

Net income per Limited
  Partnership Unit (Note 3)            $1.59           $1.57
                                       =====           =====

                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31
                                                             1996               1995
                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                $  76,424         $  75,210
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                              71,684            71,688
    Decrease in payable to Limited Partners                     (328)              (78)
    Decrease in receivable from General Partner                1,507             1,563
    Increase in accounts payable                              11,371            12,751
                                                           ---------         ---------

          Net cash provided by operating activities          160,658           161,134

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distribution to partners                               174,416           170,926
                                                           ---------         ---------

Net decrease in cash                                         (13,758)           (9,792)

Beginning cash balance                                       184,497           181,855
                                                           ---------         ---------

Ending cash balance                                        $ 170,739         $ 172,063
                                                           =========         =========

                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1996, the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995 have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - RESTRICTED CASH

At March 31, 1996 the partnership had a restricted cash balance of $126,277. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 1996

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 47,498 in 1996 and 47,528 in 1995.

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

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Registrant had a total of ten Properties leased to Del Taco as of March 31, 1996 (Del Taco, in turn, has subleased two of the restaurants). The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases, except for the restaurant location in Twentynine Palms, California. In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In connection with the agreement, the lease agreement has been amended to reflect a base rent of $3,333.33 per month and overage rent of 12% of sales for annual sales greater than $333,333. In September 1994, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. The subleasee continues to pay rent of $3,333.33 per month to Del Taco, Inc. which was, in turn, paid to the Registrant. On March 14, 1995, the subleasee re-opened the Twentynine Palms restaurant.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 1996

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 11, 1996.

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

NOTE 6 - DISTRIBUTIONS

On April 9, 1996, a distribution to the Limited Partners of $157,316, or approximately $3.31 per Limited Partnership Unit, was approved. Such distribution was paid on April 16, 1996. The General Partner also received a distribution of $1,589 with respect to its 1% partnership interest.

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

The March 31, 1996 restricted cash balance is a death and disability redemption fund totaling $126,227. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the Special Limited Partner.

Results of Operations

The Registrant owns ten Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants). In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco franchise and reopened February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In September 1994, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. The subleasee continues to pay rent of $3,333.33 per month to Del Taco, Inc. which was, in turn, paid to the Registrant. On March 14, 1995 the subleasee re-opened the Twentynine Palms restaurant. The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $170,189 for the three months ended March 31, 1996, representing an increase from the rental revenues of $168,867 during the same period in 1995. Such increase is directly attributable to increased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:


                                        Percentage of Total
                                  General & Administrative Expense
                                  --------------------------------

                                           Three Months Ended
                                                March 31
                                       1996               1995
                                      ------             ------

Accounting fees                        61.91%             64.00%
Distribution of
  information to
  Limited Partners                     33.90              32.64
Other                                   4.19               3.36
                                      ------             ------
                                      100.00%            100.00%
                                      ======             ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended March 31, 1996, general and administrative expenses increased from $24,102 in 1995 to $24,315 in 1996. The Registrant incurred depreciation expense in the amount of $71,684 and $71,688 for the three months ended March 31, 1996 and 1995 respectively.

As a result of the increase in revenues totaling $1,423 for the three months ended March 31, 1996 as compared to the corresponding period in 1995, and the increase in general and administrative expenses totaling $213, the Registrant's net income increased from $75,210 for the three months ended March 31, 1995 to $76,424 for the corresponding period in 1996.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1996.

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


                                        DEL TACO RESTAURANT PROPERTIES III
                                        (a California limited partnership)
                                        Registrant

                                        Del Taco, Inc.
                                        General Partner



Date:  April 30, 1996                   /s/ Robert J. Terrano
                                        -------------------------------
                                        Robert J. Terrano
                                        Executive Vice President,
                                        Chief Financial Officer


Date:  April 30, 1996                   /s/ C. Douglas Mitchell
                                        -------------------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate
                                        Controller