Form 10-Q
period 1996-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 1996-08-06
CIK 786360

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            JUNE 30, 1996
                                ---------------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

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



                                     INDEX

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

PART I.  FINANCIAL INFORMATION                               PAGE NUMBER
- ------------------------------                               -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1996 (Unaudited) and
     December 31, 1995                                            3

Statements of Income for the three and six months ended
     June 30, 1996 and 1995 (Unaudited)                           4

Statements of Cash Flows for the six months ended
     June 30, 1996 and 1995 (Unaudited)                           5

Notes to Financial Statements                                     6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            9


PART II. OTHER INFORMATION
- --------------------------

Item 6.  Exhibits and Reports on Form 8-K                        11

         27      Financial Data Schedule

SIGNATURES                                                       12
- ----------

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                                 BALANCE SHEETS
                                 --------------

                                              JUNE 30     December 31
                                                1996         1995
                                             -----------  -----------
                                             (UNAUDITED)
                             ASSETS
                             ------
CURRENT ASSETS:
  Cash                                        $  175,966   $  184,497
  Receivable from General Partner (Note 5)        57,014       60,034
  Deposits                                         1,000        1,000
                                              ----------   ----------
    Total current assets                         233,980      245,531
                                              ----------   ----------

RESTRICTED CASH (NOTE 2)                         126,277      126,277

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                        4,613,613    4,613,613
  Buildings and improvements                   3,188,900    3,188,900
  Machinery and equipment                      1,668,310    1,668,310
                                              ----------   ----------
                                               9,470,823    9,470,823
  Less--accumulated depreciation               2,244,069    2,100,693
                                              ----------   ----------
                                               7,226,754    7,370,130
                                              ----------   ----------
                                              $7,587,011   $7,741,938
                                              ==========   ==========

                 LIABILITIES AND PARTNERS' EQUITY
                 --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                 $    4,275   $    3,248
  Accounts Payable                                    --        1,424
                                              ----------   ----------
     Total current liabilities                     4,275        4,672
                                              ----------   ----------

OBLIGATION TO GENERAL PARTNER                    577,510      577,510
                                              ----------   ----------

PARTNERS' EQUITY
  Limited Partners                             7,033,826    7,186,807
  General Partner-Del Taco, Inc.                 (28,600)     (27,051)
                                              ----------   ----------
                                               7,005,226    7,159,756
                                              ----------   ----------
                                              $7,587,011   $7,741,938
                                              ==========   ==========


                         The accompanying notes are an
                  integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                  (UNAUDITED)
                                  -----------

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30                JUNE 30
                                    1996       1995        1996       1995
                                  --------   --------    --------   --------
REVENUES:
  Rent (Notes 4 and 5)            $181,006   $184,732    $351,195   $353,599
  Interest                           2,093      2,098       4,277      4,081
  Other                                275        400         325        550
                                  --------   --------    --------   --------
                                   183,374    187,230     355,797    358,230
                                  --------   --------    --------   --------

EXPENSES:
  General and administrative         9,729     10,439      34,044     34,541
  Depreciation                      71,692     71,691     143,376    143,379
                                  --------   --------    --------   --------
                                    81,421     82,130     177,420    177,920
                                  --------   --------    --------   --------
Net income                        $101,953   $105,100    $178,377   $180,310
                                  ========   ========    ========   ========

Net income per Limited
  Partnership Unit (Note 3)         $2.13      $2.19       $3.72      $3.76
                                    =====      =====       =====      =====





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                  (UNAUDITED)
                                  -----------

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                                 1996       1995
                                                               --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                    $178,377   $180,310
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                143,376    143,379
    Increase (decrease)in payable to Limited Partners             1,027     (1,026)
    Decrease in receivable from General Partner                   3,020        726
    Increase (decrease) in accounts payable                      (1,424)        --
                                                               --------   --------
          Net cash provided by operating activities             324,376    323,389


CASH FLOWS FROM INVESTING ACTIVITIES:

 Decrease in restricted cash                                         --      2,145


CASH FLOWS FROM FINANCING ACTIVITIES:

 Redemption of Limited Partnership Units                             --     (2,145)

 Cash distribution to partners                                  332,907    314,809
                                                               --------   --------

Increase (decrease) in cash                                      (8,531)     8,580

Beginning cash balance                                          184,497    181,855
                                                               --------   --------

Ending cash balance                                            $175,966   $190,435
                                                               ========   ========





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1996
                                 -------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1996, the results of operations and cash flows for the six month periods ended June 30, 1996 and 1995 have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - RESTRICTED CASH

At June 30, 1996 the partnership had a restricted cash balance of $126,277.
The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III
- ----------------------------------
NOTES TO FINANCIAL STATEMENTS - CONTINUED
- -----------------------------------------
JUNE 30, 1996
- -------------

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 47,498 in 1996 and 47,518 in 1995.

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

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Registrant had a total of ten Properties leased to Del Taco as of June 30, 1996 (Del Taco, in turn, has subleased two of the restaurants). The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases, except for the restaurant location in Twentynine Palms, California. In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In connection with the agreement, the lease agreement has been amended to reflect a base rent of $3,333.33 per month and overage rent of 12% of sales for annual sales greater than $333,333. In September 1994, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. The subleasee continues to pay rent of $3,333.33 per month to Del Taco, Inc. which was, in turn, paid to the Registrant. On March 14, 1995, the subleasee re-opened the Twentynine Palms restaurant.

DEL TACO RESTAURANT PROPERTIES III
- ----------------------------------
NOTES TO FINANCIAL STATEMENTS - CONTINUED
- -----------------------------------------
JUNE 30, 1996
- -------------

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 12, 1996.

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

NOTE 6 - DISTRIBUTIONS

On July 16, 1996, a distribution to the Limited Partners of $162,721, or approximately $3.42 per Limited Partnership Unit, was approved. Such distribution was paid on July 23, 1996. The General Partner also received a distribution of $1,644 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

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

The June 30, 1996 restricted cash balance is a death and disability redemption fund totaling $126,227. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the Special Limited Partner.

Results of Operations
- ---------------------

The Registrant owns ten Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants). In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco franchise and reopened February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In September 1994, the restaurant located in Twentynine Palms, California (Bobby Lyle's Incredible Edibles) ceased operation. The subleasee continues to pay rent of $3,333.33 per month to Del Taco, Inc. which was, in turn, paid to the Registrant. On March 14, 1995 the subleasee re-opened the Twentynine Palms restaurant. The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $181,006 for the three months ended June 30, 1996, representing an decrease from the rental revenues of $184,732 during the same period in 1995. The Registrant had rental revenues of $351,195 for the six months ended June 30, 1996, representing an decrease from the rental revenues of $353,599 during the same period in 1995. Such decrease is directly attributable to decreased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:


                                     Percentage of Total
                               General & Administrative Expense
                               --------------------------------
                                       Six Months Ended
                                           June 30
                                        1996      1995
                                       ------    ------
Accounting fees                         45.68%    44.66%
Distribution of
  information to
  Limited Partners                      49.78     53.00
Other                                    4.54      2.34
                                       ------    ------
                                       100.00%   100.00%
                                       ======    ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended June 30, general and administrative expenses decreased from $10,439 in 1995 to $9,729 in 1996. For the six months ended June 30, general and administrative expenses decreased from $34,541 in 1995 to $34,044 in 1996. The Registrant incurred depreciation expense in the amount of $71,692 and $71,691 for the three months ended June 30, 1996 and 1995 respectively. The Registrant incurred depreciation expense in the amount of $143,376 and $143,379 for the six months ended June 30, 1996 and 1995 respectively.

As a result of the decrease in revenues totaling $3,856 for the three months ended June 30, 1996 as compared to the corresponding period in 1995, and the decrease in general and administrative expenses totaling $710, the Registrant's net income decreased from $105,100 for the three months ended June 30, 1995 to $101,953 for the corresponding period in 1996. As a result of the decrease in revenues totaling $2,433 for the six months ended June 30, 1996 as compared to the corresponding period in 1995, and the decrease in general and administrative expenses totaling $497, the Registrant's net income decreased from $180,310 for the six months ended June 30, 1995 to $178,377 for the corresponding period in 1996.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the six months ended June 30, 1996.

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


                                      DEL TACO RESTAURANT PROPERTIES III
                                      (a California limited partnership)
                                      Registrant

                                      Del Taco, Inc.
                                      General Partner



Date:  July 30, 1996                  /s/ Robert J. Terrano
                                      ----------------------------
                                      Robert J. Terrano
                                      Executive Vice President,
                                      Chief Financial Officer


Date:  July 30, 1996                  /s/ C. Douglas Mitchell
                                      ----------------------------
                                      C. Douglas Mitchell
                                      Vice President and Corporate
                                      Controller