Form 10-Q
period 1996-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 1996-11-05
CIK 786360

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            SEPTEMBER 30, 1996
                              ---------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    -----------------

COMMISSION FILE NO. 33-2462

                       DEL TACO RESTAURANT PROPERTIES III
                        a California limited partnership
             (Exact name of registrant as specified in its charter)

                   CALIFORNIA                          33-0139247
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification Number)

 23041 AVENIDA DE LA CARLOTA, SUITE 400, LAGUNA HILLS, CA          92653
        (Address of principal executive offices)                 (Zip Code)

                                 (714) 462-7399
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

                                     INDEX
                                     -----

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------


PART I.  FINANCIAL INFORMATION                                  PAGE NUMBER
------------------------------                                  -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1996 (Unaudited) and
     December 31, 1995                                               3

Statements of Income for the three and nine months ended
     September 30, 1996 and 1995 (Unaudited)                         4

Statements of Cash Flows for the nine months ended
     September 30, 1996 and 1995 (Unaudited)                         5

Notes to Financial Statements                                        6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               9


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                           12


SIGNATURES                                                          13
----------

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                                 BALANCE SHEETS
                                 --------------

                                                    SEPTEMBER 30    DECEMBER 31
                                                       1996            1995
                                                    ------------    -----------
                                                    (UNAUDITED)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash                                                $  194,486     $  184,497
  Receivable from General Partner (Note 5)                54,183         60,034
  Deposits                                                 1,000          1,000
                                                      ----------     ----------
    Total current assets                                 249,669        245,531
                                                      ----------     ----------

RESTRICTED CASH (NOTE 2)                                 110,617        126,277

REAL ESTATE HELD FOR SALE (NOTE 7)                       274,500            -

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                4,405,966      4,613,613
  Buildings and improvements                           2,954,959      3,188,900
  Machinery and equipment                              1,522,922      1,668,310
                                                      ----------     ----------
                                                       8,883,847      9,470,823
  Less--accumulated depreciation                       2,105,650      2,100,693
                                                      ----------     ----------
                                                       6,778,197      7,370,130
                                                      ----------     ----------

                                                      $7,412,983     $7,741,938
                                                      ==========     ==========

                       LIABILITIES AND PARTNERS' EQUITY
                       --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                         $    5,277     $    3,248
  Accounts Payable                                           731          1,424
                                                      ----------     ----------
       Total current liabilities                           6,008          4,672
                                                      ----------     ----------

OBLIGATION TO GENERAL PARTNER                            577,510        577,510
                                                      ----------     ----------

PARTNERS' EQUITY
  Limited Partners                                     6,859,667      7,186,807
  General Partner-Del Taco, Inc.                         (30,202)       (27,051)
                                                      ----------     ----------
                                                       6,829,465      7,159,756
                                                      ----------     ----------

                                                      $7,412,983     $7,741,938
                                                      ==========     ==========

                         The accompanying notes are an
                  integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                  (UNAUDITED)
                                  -----------

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30                 SEPTEMBER 30
                                                  1996           1995           1996            1995
                                                --------       --------       --------        --------
REVENUES:
  Rent (Notes 4 and 5)                          $190,182       $190,358       $541,377        $543,957
  Interest                                         2,279          2,027          6,556           6,108
  Other                                              250            125            575             675
                                                --------       --------       --------        --------
                                                 192,711        192,510        548,508         550,740
                                                --------       --------       --------        --------

EXPENSES:
  General and administrative                      14,461          9,515         48,505          44,056
  Depreciation                                    71,687         71,688        215,063         215,067
  Writedown of real estate
    held for resale (Note 7)                     102,369            -          102,369             -
                                                --------       --------       --------        --------
                                                 188,517         81,203        365,937         259,123
                                                --------       --------       --------        --------

Net income                                      $  4,194       $111,307       $182,571        $291,617
                                                ========       ========       ========        ========

Net income per Limited
  Partnership Unit (Note 3)                     $   0.08       $   2.32       $   3.80        $   6.08
                                                ========       ========       ========        ========





                         The accompanying notes are an
                 integral part of these financial  statements.

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                  (UNAUDITED)
                                  -----------


                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                              1996       1995
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                 $182,571   $291,617
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                             215,063    215,067
    Writedown of real estate held for sale                   102,369        -
    Increase (decrease)in payable to Limited Partners          2,029     (2,302)
    Decrease in receivable from General Partner                5,851      3,193
    Increase (decrease) in accounts payable                     (691)     5,155
                                                            --------   --------
       Net cash provided by operating activities             507,192    512,730


CASH FLOWS FROM INVESTING ACTIVITIES:

 Decrease in restricted cash                                  15,659      5,985


CASH FLOWS FROM FINANCING ACTIVITIES:

 Redemption of Limited Partnership Units                     (15,659)    (5,985)

 Cash distribution to partners                               497,203    495,202
                                                            --------   --------

Increase in cash                                               9,989     17,528

Beginning cash balance                                       184,497    181,855
                                                            --------   --------

Ending cash balance                                         $194,486   $199,383
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

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               SEPTEMBER 30, 1996
                               ------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1996, the results of operations and cash flows for the nine month periods ended September 30, 1996 and 1995 have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - RESTRICTED CASH

At September 30, 1996 the partnership had a restricted cash balance of $110,617. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank.
A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date.


The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III
----------------------------------
NOTES TO FINANCIAL STATEMENTS - CONTINUED
-----------------------------------------
SEPTEMBER 30, 1996
------------------


NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 47,472 in 1996 and 47,518 in 1995. The decrease is due to redemptions during the period ended September 30, 1996.

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

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Registrant had a total of ten Properties leased to Del Taco as of September 30, 1996 (Del Taco, in turn, has subleased two of the restaurants). The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases, except for the restaurant location in Twentynine Palms, California. In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles.

In connection with the agreement, the lease agreement has been amended to reflect a base rent of $3,333.33 per month and overage rent of 12% of sales for annual sales greater than $333,333. On July 22, 1996, the subleasee ceased operation at the Twentynine Palms location. (see note 7)

DEL TACO RESTAURANT PROPERTIES III
----------------------------------
NOTES TO FINANCIAL STATEMENTS - CONTINUED
-----------------------------------------
SEPTEMBER 30, 1996
------------------


NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 11, 1996.

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


NOTE 6 - DISTRIBUTIONS

On October 14, 1996, a distribution to the Limited Partners of $176,858 or approximately $3.72 per Limited Partnership Unit, was approved. Such distribution was paid on October 15, 1996. The General Partner also received a distribution of $1,786 with respect to its 1% partnership interest.


NOTE 7 - REAL ESTATE HELD FOR SALE

In the third quarter of 1996, the Twentynine Palms location was reviewed for suitability as a continuing partnership property and it was concluded that the site is no longer suitable for operation of a Del Taco restaurant or as a partnership investment under a sublease arrangement. After the review of the site suitability, an estimate of current market value was prepared by an independent real estate appraiser. As a result of the review, the Twentynine Palms location was listed for sale with a broker and the property was written down it its net realizable value. Accordingly, the carrying value of the Twentynine Palms property was adjusted down to $274,500 generating a write down of 102,369 in the third quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

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

The September 30, 1996 restricted cash balance is a death and disability redemption fund totaling $110,617. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the Special Limited Partner.

Results of Operations
---------------------

The Registrant owns ten Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants).

In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco franchise and reopened February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. On July 22, 1996, the subleasee ceased operation at the Twentynine Palms location. In the third quarter of 1996, the Twentynine Palms location was reviewed for suitability as a continuing partnership property and it was concluded that the site is no longer suitable for operation of a Del Taco restaurant or as a partnership investment under a sublease arrangement. After the review of the site suitability, an estimate of current market value was prepared by an independent real estate appraiser. As a result of the review, the Twentynine Palms location was listed for sale with a broker and the property was written down it its net realizable value. Accordingly, the carrying value of the Twentynine Palms property was adjusted down to $274,500 generating a write down of 102,369 in the third quarter of 1996.

The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $190,182 for the three months ended September 30, 1996, representing a decrease from the rental revenues of $190,358 during the same period in 1995. The Registrant had rental revenues of $541,377 for the nine months ended September 30, 1996, representing a decrease from the rental revenues of $543,957 during the same period in 1995. Such decrease is directly attributable to decreased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:


                                     Percentage of Total
                               General & Administrative Expense
                               --------------------------------

                                      Nine Months Ended
                                         September 30
                                        1996      1995
                                       ------    -------
Accounting fees                         32.06%     35.01%
Distribution of
  information to
  Limited Partners                      64.75      61.69
Other                                    3.19       3.30
                                       ------     ------
                                       100.00%    100.00%
                                       ======     ======




Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended September 30, general and administrative expenses increased from $9,515 in 1995 to $14,461 in 1996. The increase in general and administrative expense was caused primarily by printing costs for new checks, envelopes, stationary and an appraisal fee for the Twentynine Palms restaurant. For the nine months ended September 30, general and administrative expenses increased from $44,056 in 1995 to $48,505 in 1996. The Registrant incurred depreciation expense in the amount of $71,687 and $71,688 for the three months ended September 30, 1996 and 1995 respectively. The Registrant incurred depreciation expense in the amount of $215,063 and $215,067 for the nine months ended September 30, 1996 and 1995 respectively.

As a result of the increase in revenues totaling $201 for the three months ended September 30, 1996 as compared to the corresponding period in 1995, and the increase in expenses totaling $107,314, primarily due to the writedown of real estate held for sale, the Registrant's net income decreased from $111,307 for the three months ended September 30, 1995 to $4,194 for the corresponding period in 1996. As a result of the decrease in revenues totaling $2,232 for the nine months ended

September 30, 1996 as compared to the corresponding period in 1995, and the increase in expenses totaling $106,814, the Registrant's net income decreased from $291,617 for the nine months ended September 30, 1995 to $182,571 for the corresponding period in 1996.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b)      No reports on Form 8-K were filed during the nine months   ended
         September 30, 1996.

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


                                        DEL TACO RESTAURANT PROPERTIES III
                                        (a California limited partnership)
                                        Registrant

                                        Del Taco, Inc.
                                        General Partner



Date:  October 30, 1996                 /s/ Robert J. Terrano
                                        ----------------------------------
                                        Robert J. Terrano
                                        Executive Vice President,
                                        Chief Financial Officer


Date:  October 30, 1996                 /s/ C. Douglas Mitchell
                                        ----------------------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate
                                        Controller