Form 10-K
period 1996-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 1997-03-13
CIK 786360

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                      TO
                                -------------------     ------------------


                          COMMISSION FILE NO. 33-2462

                       DEL TACO RESTAURANT PROPERTIES III
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         CALIFORNIA                                    33-0139247
               (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

    23041 AVENIDA DE LA CARLOTA, LAGUNA HILLS, CALIFORNIA                 92653
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (714) 462-9300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   No
                                               ----    ----

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S FORM S-11 REGISTRATION STATEMENT FILED DECEMBER 30, 1985 ARE INCORPORATED BY REFERENCE INTO PART IV OF THIS REPORT.

================================================================================

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

The Registrant has engaged in the business of acquiring sites in California for the construction of ten Mexican-American restaurants for long-term lease to Del Taco, Inc. for operation under the Del Taco trade name. Ten properties are leased for 35 years on a triple-net basis for a rent equal to twelve percent of gross sales of each restaurant constructed thereon. In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In connection with the agreement, the lease agreement has been amended to reflect a base rent of $3,333.33 per month and overage rent of 12% of sales for annual sales greater than $333,333. On July 22, 1996, the subleasee ceased operation at the Twentynine Palms location. In the third quarter of 1996, the Twentynine Palms location was reviewed for suitability as a continuing partnership property and it was concluded that the site was no longer suitable for operation of a Del Taco restaurant or as a partnership investment under a sublease arrangement. After the review of the site suitability, an estimate of current market value was prepared by an independent real estate appraiser. As a result of the review, the Twentynine Palms location was listed for sale with a broker and the property was written down to its net realizable value. Accordingly, the carrying value of the Twentynine Palms property was adjusted down to $274,500 generating a write down of $102,369 in the third quarter of 1996. The Registrant had a total of ten Properties leased to Del Taco as of December 31, 1996 (Del Taco, in turn has subleased two of the restaurants).

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

ITEM 2.     PROPERTIES

The Registrant has acquired ten Properties with proceeds obtained from the sale of Limited Partnership Units:

                                                                             Date of
                                     Date of              Restaurant         Commencement of
Address             City, State      Acquisition          Constructed        Operation(1)
-------             -----------      -----------          -----------        ---------
Rancho              Rancho           December 23, 1986    60 seat with       July 14, 1987
California Plaza    California,                           drive through
                    CA                                    service window

East Vista Way      Vista, CA        February 24, 1987    60 seat with       September 10, 1987
                                                          drive through
                                                          service window

4th Street          Perris, CA       June 24, 1987        60 seat with       December 16, 1987
                                                          drive through
                                                          service window

Foothill            Upland, CA       August 3, 1987       60 seat with       January 12, 1988
Boulevard                                                 drive through
                                                          service window

Plaza at Puente     Industry, CA     May 12, 1987         60 seat with       February 24, 1988
Hills                                                     drive through
                                                          service window

Twentynine          Twentynine       December 14, 1987    60 seat with       May 17, 1988(2)
Palms Highway       Palms, CA                             drive through
                                                          service window

East                Walnut, CA       April 29, 1988       60 seat with       August 31, 1988
Valley                                                    drive through
Boulevard                                                 service window

West                Los Angeles, CA  July 8, 1988         60 seat with       January 12, 1989(3)
Sepulveda                                                 drive through
Boulevard                                                 service window

Lassen              Chatsworth, CA   January 27, 1989     60 seat with       August 21, 1989
Street                                                    drive through
                                                          service window

Hesperia Road       Victorville, CA  December 29, 1989    100 seat with      July 5, 1990
                                                          drive through
                                                          service window

(1) Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

(2) The restaurant ceased operations as a Del Taco restaurant on February 1, 1994 and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. The sublease ceased operation on July 22, 1996.

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Registrant, a publicly-held Limited Partnership, sold 48,000 ($12,000,000) Limited Partnership Units during the offering period ended June 1, 1987 and currently has 1,792 Limited Partners of record. There is no public market for the trading of the Units. Distributions made by the Registrant to the Limited Partners during the past three fiscal years are described in Note 8 to the Notes to the Financial Statements contained under Item 8.

ITEM 6.     SELECTED FINANCIAL DATA

                                           For the Year Ended December 31,
                               1996         1995          1994         1993         1992
                               ----         ----          ----         ----         ----
Rental Revenue              $722,856      $724,382     $701,039     $654,694     $651,136

Interest and
 other income                  9,464         9,087        8,090        9,974       10,621

Dividend Income                   -             -            -            -         2,347

Net income                   292,257       394,502      368,343      334,980      350,714

Net income
 per Limited
 Partnership
 Unit (1)                       6.10          8.22         7.66         6.96         7.29

Cash Distributions
 per Limited
 Partnership
 Unit (2)(3)(4)(5)(6)
   From operations             14.09         14.18        18.30         6.03        16.37
   Return of
     capital                      -             -            -            -          5.89

Total Assets               7,345,412     7,741,938    8,035,079    8,561,063    8,526,105

Long-term
 Obligations                 577,510       577,510      577,510      577,510      577,510

(1) The net income per Limited Partnership Unit was calculated based upon 47,461, 47,513 and 47,573 weighted average Units outstanding for years 1996, 1995 and 1994, respectively.

(2) Cash distributions for the quarter ended December 31, 1992 amounted to $3.39 per Limited Partnership Unit and were paid December 31, 1992. Five quarterly distributions were disbursed during the year ended December 31, 1992.

(3) Two quarterly distributions were disbursed during the year ended December 31, 1993. Cash distributions for the quarters ended September 30, 1993 and December 31, 1993 amounted to $7.70 and were paid January 31, 1994 and February 2, 1994 respectively.

(4) Cash distributions for the quarter ended December 31, 1994 amounted to $3.56 per Limited Partnership Unit and were paid January 17, 1995. Five distributions were disbursed during the year ended December 31, 1994.

(5) Cash distributions for the quarter ended December 31, 1995 amounted to $3.86 per Limited Partnership Unit and were paid January 17, 1996. Four distributions were disbursed during the year ended December 31, 1995.

(6) Cash distributions for the quarter ended December 31, 1996 amounted to $3.64 per Limited Partnership Unit and were paid January 31, 1997. Four distributions were disbursed during the year ended December 31, 1996.

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

The December 31, 1996 restricted cash balance is a death and disability redemption fund totaling $110,617. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the Special Limited Partner.

Results of Operations

The Registrant owns ten Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants, one of which ceased operation as a Del Taco franchise February 1, 1994 and reopened February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles). On July 22, 1996, the subleasee ceased operation at the Twentynine Palms location. In the third quarter of 1996, the Twentynine Palms location was reviewed for suitability as a continuing partnership property and it was concluded that the site was no longer suitable for operation of a Del Taco restaurant or as a partnership investment under a sublease arrangement. After the review of the site suitability, an estimate of current market value was prepared by an independent real estate appraiser. As a result of the review, the Twentynine Palms location was listed for sale with a broker and the property was written down to its estimated fair value. Accordingly, the carrying value of the Twentynine Palms property was adjusted down to $274,500 generating a write down of $102,369 in the third quarter of 1996.

The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $722,856 for the year ended December 31, 1996, representing a decrease from the rental revenues of $724,382 in 1995. Such decrease is directly attributable to decreased sales at the restaurants.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of Income:


                  Percentage of Total General & Admin. Expense

                                             Year Ended
                                              December 31
                                      1996        1995        1994
                                    -------     -------     ------
Accounting fees                      29.42%      29.54%      35.66%
Distribution of
  information to
  Limited Partners                   67.83%      66.97       60.56
Other                                 2.75        3.49        3.78
                                    -------     -------     ------
                                    100.00%     100.00%     100.00%
                                    =======     =======     =======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the years ended December 31, general and administrative expenses increased from $52,211 in 1995 to $56,248 in 1996 reflecting higher costs for accounting and reporting to the Limited Partner's. The Registrant incurred depreciation expense in the amount of $281,447, $286,756, and $286,756 for the years ended December 31, 1996, 1995 and 1994, respectively. Depreciation expense decreased in 1996 due to the writedown in connection with the Twentynine Palms property.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

In Fiscal 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The adoption of SFAS No. 121 did not have a material impact on the Registrant's financial statements.

ITEM 8.  FINANCIAL STATEMENTS

PART I.  INFORMATION


                   INDEX                                   PAGE NUMBER
                   -----                                   -----------
Report of Independent Public Accountants                       10

Balance Sheets at December 31, 1996 and 1995                   11

Statements of Income for the years ended
  December 31, 1996, 1995 and 1994                             12

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1996                      13

Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                             14

Notes to Financial Statements                                 15-19

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of
 Del Taco Restaurant Properties III:


We have audited the accompanying balance sheets of DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /s/ ARTHUR ANDERSEN LLP
                                        --------------------------------
                                            ARTHUR ANDERSEN LLP

Orange County, California
February 14, 1997

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                                 DECEMBER 31
                                                            1996              1995
                                                       ---------------   ---------------
                                        ASSETS

CURRENT ASSETS:
  Cash                                                    $   190,185       $   184,497
  Receivable from Del Taco, Inc. (Note 5)                      57,288            60,034
  Deposits                                                      1,000             1,000
                                                       ---------------   ---------------
     Total current assets                                     248,473           245,531
                                                       ---------------   ---------------

RESTRICTED CASH (NOTE 6)                                      110,617           126,277
REAL ESTATE HELD FOR SALE (NOTE 9)                            274,500                 -
PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
  Land and improvements                                     4,405,966         4,613,613
  Buildings and improvements                                2,954,959         3,188,900
  Machinery and equipment                                   1,522,922         1,668,310
                                                       ---------------   ---------------
                                                            8,883,847         9,470,823
    Less: accumulated depreciation                          2,172,025         2,100,693
                                                       ---------------   ---------------
                                                            6,711,822         7,370,130
                                                       ---------------   ---------------
                                                          $ 7,345,412       $ 7,741,938
                                                       ===============   ===============

                           LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                             $     4,181       $     3,248
  Accounts Payable                                              3,000             1,424
                                                       ---------------   ---------------
     Total current liabilities                                  7,181             4,672
                                                       ---------------   ---------------
OBLIGATION TO GENERAL PARTNER (NOTE 3)                        577,510           577,510

PARTNERS' EQUITY (NOTE 2)
  Limited Partners                                          6,791,606         7,186,807
  General Partner - Del Taco, Inc.                            (30,885)          (27,051)
                                                       ---------------   ---------------
                                                            6,760,721         7,159,756
                                                       ---------------   ---------------
                                                          $ 7,345,412       $ 7,741,938
                                                       ===============   ===============



                 The accompanying notes are an integral part of
                           these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME


                                                           YEAR ENDED
                                                           DECEMBER 31
                                                1996          1995           1994
                                             ------------  ------------   ------------
REVENUES:
  Rent (Note 4)                                 $722,856      $724,382       $701,039
  Interest                                         8,689         8,187          7,265
  Other                                              775           900            825
                                             ------------  ------------   ------------
                                                 732,320       733,469        709,129
                                             ------------  ------------   ------------
EXPENSES:
  General and administrative                      56,247        52,211         54,030
  Depreciation                                   281,447       286,756        286,756
  Writedown of real estate held
   for resale (Note 9)                           102,369            -              -
                                             ------------  ------------   ------------
                                                 440,063       338,967        340,786
                                             ------------  ------------   ------------
Net Income                                      $292,257      $394,502       $368,343
                                             ============  ============   ============
Net Income per Limited
  Partnership Unit (Note 1)                        $6.10         $8.22          $7.66
                                                   =====         =====          =====




                 The accompanying notes are an integral part of
                           these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1996


                                                Limited Partners
                                         --------------------------           General
                                             Units           Amount           Partner            Total
                                         -------------    -------------    -------------    -------------
Balance, December 31, 1993                      47,618       $7,998,853         $(19,081)      $7,979,772
  Net income                                                    364,660            3,683          368,343
  Redemption of units                              (90)         (17,102)                          (17,102)
  Cash distributions (Note 8)                                  (870,395)          (8,792)        (879,187)
                                         -------------    -------------    -------------    -------------
Balance, December 31, 1994                      47,528        7,476,016          (24,190)       7,451,826
  Net income                                                    390,557            3,945          394,502
  Redemption of units                              (30)          (5,985)                           (5,985)
  Cash distributions (Note 8)                                  (673,781)          (6,806)        (680,587)
                                         -------------    -------------    -------------    -------------
Balance, December 31, 1995                      47,498        7,186,807          (27,051)       7,159,756
  Net income                                                    289,335            2,922          292,257
  Redemption of units                              (88)         (15,659)                          (15,659)
  Cash distributions (Note 8)                                  (668,877)          (6,756)        (675,633)
                                         -------------    -------------    -------------    -------------
Balance, December 31, 1996                      47,410       $6,791,606         $(30,885)      $6,760,721
                                         =============    =============    =============    =============



                 The accompanying notes are an integral part of
                           these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS


                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                       1996          1995           1994
                                                    ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $292,257      $394,502       $368,343
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation                                          281,447       286,756        286,756
  Writedown of real estate held for sale                102,369           --             --
  Increase (decrease) in payable to
   Limited Partner                                          933        (2,495)         2,692
  (Increase) decrease in receivable from
   General Partner                                        2,746         3,042          (8,615)
  Increase (decrease) in accounts payable                 1,569         1,424            (730)
                                                    ------------  ------------   ------------
     Net cash provided by operating
      activities                                        681,321       683,229        648,446
                                                    ------------  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash                              15,659         5,985         17,102
                                                    ------------  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Limited Partnership Units                  (15,659)      (5,985)       (17,102)
Cash distribution to partners                           (675,633)    (680,587)      (879,187)
                                                    ------------  ------------   ------------
     Net cash used by financing
      activities                                        (691,292)    (686,572)      (896,289)
                                                    ------------  ------------   ------------
Increase (decrease) in cash                               5,688        2,642        (230,741)
Beginning cash balance                                  184,497       181,855        412,596
                                                    ------------  ------------   ------------
Ending cash balance                                    $190,185      $184,497       $181,855
                                                    ============  ============   ============



                 The accompanying notes are an integral part of
                           these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


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

NET INCOME PER LIMITED PARTNERSHIP UNIT: The net income per Limited Partnership Unit was calculated based upon 47,461, 47,513, and 47,573 weighted average Units outstanding in 1996, 1995, and 1994, respectively.

USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


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

NOTE 3 - SITE ACQUISITION AND DEVELOPMENT FEE

Under terms of the Partnership Agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the Limited Partners' interests until all restaurants have opened and the Limited Partners have received certain minimum returns on their investment, as required by the Partnership Agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 1996, 1995 and 1994.

NOTE 4 - LEASING ACTIVITIES

The Registrant leases certain properties for operation of restaurants to Del Taco, Inc. (General Partner) on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases, except for the restaurant location in Twentynine Palms, California. In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In connection with the agreement, the lease has been amended to reflect a base rent of $3,333.33 per month and overage rent of 12% of sales for annual sales greater than $333,333. On July 22, 1996, the subleasee ceased operation at the Twentynine Palms property (see note 9).

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


The Registrant had a total of ten Properties leased to Del Taco as of December 31, 1996 (Del Taco, in turn has subleased two of the restaurants).

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1996. The rent receivable was collected on January 17, 1997.

The General Partner received $6,756 in distributions relating to its one percent interest in the Registrant for the year ended December 31, 1996.

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

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


NOTE 6 - RESTRICTED CASH

At December 31, 1996 and 1995 the partnership had restricted cash balances of $110,617 and $126,277, respectively. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7  - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                                1996         1995         1994
                                              --------     --------     --------
Net income per financial statements           $292,257     $394,502     $368,343
Write down of real estate                      102,368         --           --
Excess book depreciation                       154,745      118,201       68,549
                                              --------     --------     --------
Taxable income                                $549,370     $512,703     $436,892
                                              ========     ========     ========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1996, is as follows:

Partners' equity per financial
  statements                                                 $6,760,721
Issue costs of Limited Partnership
  Units capitalized for tax purposes                          1,741,676
Excess tax depreciation                                         (15,531)
Other                                                                83
                                                             ----------
Net worth for tax purposes                                   $8,486,949
                                                             ==========

NOTE 8 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to Limited Partners for the three years ended December 31, 1996 were as follows:

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


                                                       Weighted         Number of
                                                        Average           Units
                                   Distributions       Number of       Outstanding
                                    per Limited          Units        at the End of
Quarter Ended                    Partnership Unit     Outstanding        Quarter
-------------                    -----------------  ---------------  ---------------
September 30, 1993                       $ 2.40          47,618           47,618
December 31, 1993                          5.30          47,618           47,618
March 31, 1994                             2.84          47,618           47,618
June 30, 1994                              3.94          47,528           47,528
September 30, 1994                         3.82          47,528           47,528
                                         ------
  Total paid in 1994                     $18.30
                                         ======

December 31, 1994                         $3.56          47,528           47,528
March 31, 1995                             3.00          47,528           47,528
June 30, 1995                              3.76          47,518           47,518
September 30, 1995                         3.86          47,498           47,498
                                         ------
  Total paid in 1995                     $14.18
                                         ======

December 31, 1995                        $ 3.64          47,498           47,498
March 31, 1996                             3.31          47,498           47,498
June 30, 1996                              3.42          47,498           47,498
September 30, 1996                         3.72          47,472           47,410
                                         ------
  Total paid in 1996                     $14.09
                                         ======

Cash distributions per Limited Partnership Unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1996 amounted to $3.64 per Limited Partnership Unit and were paid January 31, 1997.

NOTE 9 - REAL ESTATE HELD FOR SALE

In the third quarter of 1996, the Twentynine Palms location was reviewed for suitability as a continuing partnership property and it was concluded that the site is no longer suitable for operation of a Del Taco restaurant or as a partnership investment under a sublease arrangement. After the review of the site suitability, an estimate of current market value was prepared by an independent real estate appraiser. As a result of the review, the Twentynine Palms location was listed for sale with a broker and the property was written down to its estimated fair value. Accordingly, the carrying value of the Twentynine Palms property was adjusted down to $274,500 generating a writedown of $102,369 in the third quarter of 1996.

                                    PART III


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:


Name                    Title                                             Age
----                    -----                                             ---
Kevin K. Moriarty       Director, Chairman and Chief Executive Officer    50

Paul W. Hitzelberger    Executive Vice President, Brand Strategy and
                         Franchise Relations/Development                  52

Robert J. Terrano       Executive Vice President and
                         Chief Financial Officer                          41

James D. Stoops         Executive Vice President, Operations              44

Janet D. Simmons        Senior Vice President, Purchasing                 40

Michael L. Annis        Vice President, Secretary and General Counsel     50

C. Douglas Mitchell     Vice President and Corporate Controller           46

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1997.

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

      During 1996, the following transactions occurred between the Registrant and the General Partner pursuant to the terms of the Partnership Agreement.

      (1) The General Partner earned $2,922 as its one percent share of the net income of the Registrant.

      (2) The General Partner received $6,756 in distributions relating to its one percent interest in the Registrant.

(b) During 1996, the Registrant had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Registrant at any time during 1996 for any amount in excess of $60,000.

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

(b) No reports on Form 8-K were filed during the last quarter of 1996.

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



                                          DEL TACO RESTAURANT PROPERTIES III
                                          a California limited partnership
                                          Registrant

                                          Del Taco, Inc.
                                          General Partner



Date March 07, 1997                       Kevin K. Moriarty
     --------------                       -----------------
                                          Kevin K. Moriarty
                                          Director, Chairman and Chief
                                          Executive Officer


Date March 07, 1997                       Michael L. Annis
     --------------                       ----------------
                                          Michael L. Annis
                                          Vice President, Secretary and
                                          General Counsel


Date March 07, 1997                       Robert J. Terrano
     --------------                       -----------------
                                          Robert J. Terrano
                                          Executive Vice President and
                                          Chief Financial Officer


Date March 07, 1997                       C. Douglas Mitchell
     --------------                       -------------------
                                          C. Douglas Mitchell
                                          Vice President and Corporate
                                          Controller