Form 10-Q
period 1997-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 1997-05-09
CIK 786360

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       MARCH 31, 1997
                               -------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

                                      INDEX

                       DEL TACO RESTAURANT PROPERTIES III




PART I.  FINANCIAL INFORMATION                                           PAGE NUMBER
------------------------------                                           -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1997 (Unaudited) and
     December 31, 1996                                                        3

Statements of Income for the three months ended
     March 31, 1997 and 1996 (Unaudited)                                      4

Statements of Cash Flows for the three months ended
     March 31, 1997 and 1996 (Unaudited)                                      5

Notes to Financial Statements                                                 6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    11


SIGNATURES                                                                   12

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS



                                                  MARCH 31        December 31
                                                    1997              1996
                                                -----------       -----------
                                                (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                          $   167,528       $   190,185
  Receivable from General Partner (Note 5)           58,638            57,288
  Deposits                                            1,000             1,000
                                                -----------       -----------
    Total current assets                            227,166           248,473
                                                -----------       -----------

RESTRICTED CASH (NOTE 2)                            110,617           110,617

REAL ESTATE HELD FOR SALE (NOTE 7)                  274,500           274,500

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                           4,405,966         4,405,966
  Buildings and improvements                      2,954,959         2,954,959
  Machinery and equipment                         1,522,922         1,522,922
                                                -----------       -----------
                                                  8,883,847         8,883,847
  Less--accumulated depreciation                  2,238,408         2,172,025
                                                -----------       -----------
                                                  6,645,439         6,711,822
                                                -----------       -----------
                                                $ 7,257,722       $ 7,345,412
                                                ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                   $     4,003       $     4,181
  Accounts Payable                                    4,823             3,000
                                                -----------       -----------
    Total current liabilities                         8,826             7,181
                                                -----------       -----------
OBLIGATION TO GENERAL PARTNER                       577,510           577,510
                                                -----------       -----------

PARTNERS' EQUITY:
  Limited Partners                                6,703,164         6,791,606
  General Partner-Del Taco, Inc.                    (31,778)          (30,885)
                                                -----------       -----------
                                                  6,671,386         6,760,721
                                                -----------       -----------
                                                $ 7,257,722       $ 7,345,412
                                                ===========       ===========



                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                   (UNAUDITED)



                                  THREE MONTHS ENDED
                                       MARCH 31
                                   1997        1996
                                 --------     --------
REVENUES:
  Rent (Notes 4 and 5)           $170,593     $170,189
  Interest                          2,875        2,184
  Other                               250           50
                                 --------     --------
                                  173,718      172,423
                                 --------     --------
EXPENSES:
  General and administrative       22,580       24,315
  Depreciation                     66,383       71,684
                                 --------     --------
                                   88,963       95,999
                                 --------     --------
Net income                       $ 84,755     $ 76,424
                                 ========     ========

Net income per Limited
  Partnership Unit (Note 3)       $  1.77      $  1.59
                                 ========     ========




                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                               THREE MONTHS ENDED
                                                                     MARCH 31
                                                                1997           1996
                                                             ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                  $  84,755       $  76,424
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                66,383          71,684
    Decrease in payable to Limited Partners                       (178)           (328)
    (Increase) decrease in receivable from
      General Partner                                           (1,350)          1,507
    Increase in accounts payable                                 1,823          11,371
                                                             ---------       ---------

              Net cash provided by operating activities        151,433         160,658

CASH FLOWS FROM FINANCING ACTIVITIES:


 Cash distribution to partners                                 174,090         174,416
                                                             ---------       ---------


Net decrease in cash                                           (22,657)        (13,758)

Beginning cash balance                                         190,185         184,497
                                                             ---------       ---------

Ending cash balance                                          $ 167,528       $ 170,739
                                                             =========       =========



                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1997, the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996 have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - RESTRICTED CASH

At March 31, 1997 the partnership had a restricted cash balance of $110,617. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

                       DEL TACO RESTAURANT PROPERTIES III

                                 MARCH 31, 1997


NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 47,410 in 1997 and 47,498 in 1996.

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

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Registrant had a total of ten Properties leased to Del Taco as of March 31, 1997 (Del Taco, in turn, has subleased two of the restaurants). The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases, except for the restaurant location in Twentynine Palms, California. In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In connection with the agreement, the lease agreement has been amended to reflect a base rent of $3,333.33 per month and overage rent of 12% of sales for annual sales greater than $333,333. On July 22, 1996, the subleasee ceased operation at the Twentynine Palms property (see Note 7).

                       DEL TACO RESTAURANT PROPERTIES III

                                 MARCH 31, 1997


NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 11, 1997.

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

NOTE 6 - DISTRIBUTIONS

On April 9, 1997, a distribution to the Limited Partners of $160,903, or approximately $3.39 per Limited Partnership Unit, was approved. Such distribution was paid on April 18, 1997. The General Partner also received a distribution of $1,625 with respect to its 1% partnership interest.

NOTE 7 - REAL ESTATE HELD FOR SALE

In the third quarter of 1996, the Twentynine Palms location was reviewed for suitability as a continuing partnership property and it was concluded that the site is no longer suitable for operation of a Del Taco restaurant or as a partnership investment under a sublease arrangement. After the review of the site suitability, an estimate of current market value was prepared by an independent real estate appraiser. As a result of the review, the Twentynine Palms location was listed for sale with a broker and the property was written down to its estimated fair value. Accordingly, the carrying value of the Twentynine Palms property was adjusted down to $274,500.

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

The March 31, 1997 restricted cash balance is a death and disability redemption fund totaling $110,617. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the Special Limited Partner.

Results of Operations

The Registrant owns ten properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants, one of which ceased operation as a Del Taco franchise February 1, 1994 and reopened February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles). On July 22, 1996, the subleasee ceased operation at the Twentynine Palms location. In the third quarter of 1996, the Twentynine Palms location was reviewed for suitability as a continuing partnership property and it was concluded that the site was no longer suitable for operation of a Del Taco restaurant or as a partnership investment under a sublease arrangement. After the review of the site suitability, an estimate of current market value was prepared by an independent real estate appraiser. As a result of the review, the Twentynine Palms location was listed for sale with a broker and the property was written down to its estimated fair value. Accordingly, the carrying value of the Twentynine Palms property was adjusted down to $274,500.

The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $170,593 for the three months ended March 31, 1997, representing an increase from the rental revenues of $170,189 during the same period in 1996. Such increase is directly attributable to increased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                             Percentage of Total
                                                      General & Administrative Expense
                                                      --------------------------------
                                                             Three Months Ended
                                                                  March 31
                                                          1997               1996
                                                         ------             ------
Accounting fees                                           75.71%             61.91%
Distribution of information
  to Limited Partners                                     24.29              33.90
Other                                                        --               4.19
                                                         ------             ------

                                                         100.00%            100.00%
                                                         ======             ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended March 31, 1997, general and administrative expenses decreased from $24,315 in 1996 to $22,580 in 1997. The Registrant incurred depreciation expense in the amount of $66,383 and $71,684 for the three months ended March 31, 1997 and 1996 respectively. The decrease in depreciation expense is a direct result of the write down of the Twentynine Palms property during the third quarter of 1996.

As a result of the increase in revenues totaling $1,295 for the three months ended March 31, 1997 as compared to the corresponding period in 1996, and the decreases in general and administrative expenses of $1,735 and depreciation expense of $5,301, the Registrant's net income increased from $76,424 for the three months ended March 31, 1996 to $84,755 for the corresponding period in 1997.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

27. Financial Data Schedule

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


                                             DEL TACO RESTAURANT PROPERTIES III
                                             (a California limited partnership)
                                             Registrant

                                             Del Taco, Inc.
                                             General Partner



Date:  April 30, 1997                        /s/ Robert J. Terrano
                                             -----------------------------------
                                             Robert J. Terrano
                                             Executive Vice President,
                                             Chief Financial Officer


Date:  April 30, 1997                        /s/ C. Douglas Mitchell
                                             -----------------------------------
                                             C. Douglas Mitchell
                                             Vice President and Corporate
                                             Controller