Form 10-Q
period 1997-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 1997-07-31
CIK 786360

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                   JUNE 30, 1997
                                ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                                ---------------------      -------------------

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO  ___

================================================================================

                                      INDEX

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
------------------------------                             -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1997 (Unaudited) and
     December 31, 1996                                          3

Statements of Income for the three and six months ended
     June 30, 1997 and 1996 (Unaudited)                         4

Statements of Cash Flows for the six months ended
     June 30, 1997 and 1996 (Unaudited)                         5

Notes to Financial Statements                                   6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         10


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                      13


SIGNATURES                                                     14
----------

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------
                                 BALANCE SHEETS
                                 --------------


                                                    JUNE 30           December 31,
                                                      1997                1996
                                                  -----------         ------------
                                                  (UNAUDITED)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash                                             $  177,792         $  190,185
  Receivable from General Partner (Note 5)             61,906             57,288
  Deposits                                              1,000              1,000
                                                   ----------         ----------
    Total current assets                              240,698            248,473
                                                   ----------         ----------

RESTRICTED CASH (NOTE 2)                              107,809            110,617

REAL ESTATE HELD FOR SALE (NOTE 7)                    274,500            274,500

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                             4,405,966          4,405,966
  Buildings and improvements                        2,954,959          2,954,959
  Machinery and equipment                           1,522,922          1,522,922
                                                   ----------         ----------
                                                    8,883,847          8,883,847
  Less--accumulated depreciation                    2,304,791          2,172,025
                                                   ----------         ----------
                                                    6,579,056          6,711,822
                                                   ----------         ----------

                                                   $7,202,063         $7,345,412
                                                   ==========         ==========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                     $     3,925        $     4,181
  Accounts Payable                                      1,724              3,000
                                                  -----------        -----------
   Total current liabilities                            5,649              7,181
                                                  -----------        -----------

OBLIGATION TO GENERAL PARTNER                         577,510            577,510
                                                  -----------        -----------

PARTNERS' EQUITY
  Limited Partners                                  6,651,179          6,791,606
  General Partner-Del Taco, Inc.                      (32,275)           (30,885)
                                                  -----------        -----------
                                                    6,618,904          6,760,721
                                                  -----------        -----------

                                                  $ 7,202,063        $ 7,345,412
                                                  ===========        ===========



                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------
                              STATEMENTS OF INCOME
                              --------------------
                                   (UNAUDITED)
                                   -----------


                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                              JUNE 30                           JUNE 30
                                       1997             1996             1997             1996
                                     --------         --------         --------        ---------
REVENUES:
  Rent (Notes 4 and 5)               $185,614         $181,006         $356,207         $351,195
  Interest                              2,502            2,093            5,377            4,277
  Other                                   425              275              675              325
                                     --------         --------         --------         --------
                                      188,541          183,374          362,259          355,797
                                     --------         --------         --------         --------

EXPENSES:
  General and administrative            9,304            9,729           31,884           34,044
  Depreciation                         66,383           71,692          132,766          143,376
                                     --------         --------         --------         --------
                                       75,687           81,421          164,650          177,420
                                     --------         --------         --------         --------

Net income                           $112,854         $101,953         $197,609         $178,377
                                     ========         ========         ========         ========

Net income per Limited
  Partnership Unit (Note 3)          $   2.36         $   2.13         $   4.13         $   3.72
                                     ========         ========         ========         ========





                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                        SIX MONTHS ENDED
                                                             JUNE 30
                                                      1997               1996
                                                   ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         $ 197,609          $ 178,377
Adjustments to reconcile net income to net
 cash provided by operating activities:
      Depreciation                                   132,766            143,376
      Increase (decrease)in payable
       to Limited Partners                              (256)             1,027
      (Increase) decrease in receivable
       from General Partner                           (4,618)             3,020
      Decrease in accounts payable                    (1,276)            (1,424)
                                                   ---------          ---------

                  Net cash provided by
                   operating activities              324,225            324,376
                                                   ---------          ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash                            2,808                 --
                                                   ---------          ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of Limited Partnership Units               (2,808)                --
Cash distribution to partners                       (336,618)          (332,907)
                                                   ---------          ---------

Net decrease in cash                                 (12,393)            (8,531)

Beginning cash balance                               190,185            184,497
                                                   ---------          ---------

Ending cash balance                                $ 177,792          $ 175,966
                                                   =========          =========







                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 1997
                                  -------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1997, the results of operations and cash flows for the six month periods ended June 30, 1997 and 1996 have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

In fiscal 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount of fair value less cost to sell.

The adoption of SFAS No. 121 did not have a material effect on the Registrant's financial statements.

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------
                                  JUNE 30, 1997
                                  -------------

NOTE 2 - RESTRICTED CASH

At June 30, 1997 the partnership had a restricted cash balance of $107,809. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 47,402 in 1997 and 47,498 in 1996.

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

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Registrant had a total of ten Properties leased to Del Taco as of June 30, 1997 (Del Taco, in turn, has subleased two of the restaurants). The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases, except for the restaurant location in Twentynine Palms, California. In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------
                                  JUNE 30, 1997
                                  -------------

NOTE 4 - LEASING ACTIVITIES - (CONTINUED)

Edibles. In connection with the agreement, the lease agreement has been amended to reflect a base rent of $3,333.33 per month and overage rent of 12% of sales for annual sales greater than $333,333. On July 22, 1996, the subleasee ceased operation at the Twentynine Palms property (see Note 7).

For the three months ended June 30, 1997, the eight restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,361,911 and net income of $41,624 as compared to $1,329,966 and $37,140 respectively, for the corresponding period in 1996. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 1997, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $101,539 as compared with $95,084 during the same period in 1996.

For the six months ended June 30, 1997, the eight restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $2,609,029 and net income of $76,982 as compared to $2,577,119 and $61,462 respectively, for the corresponding period in 1996. For the six months ended June 30, 1997, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $192,696 as compared with $182,839 during the same period in 1996.

For the three months and six months ended June 30, 1997, the East Valley Blvd., restaurant in Walnut, California reported net losses of $5,686 and $12,087 as compared to net losses of $5,112 and $8,553 respectively, for the corresponding period in 1996.

For the three months and six months ended June 30, 1997, the Puente Hills Plaza restaurant in Industry, California reported net losses of $12 and $1,345 as compared to net losses of $4,044 and $5,611 respectively, for the corresponding period in 1996.

For the three months and six months ended June 30, 1997, the Hesperia Road restaurant in Victorville, California reported net income of $1,098 and $2,608 as compared to net losses of $516 and $3,493 respectively, for the corresponding period in 1996.

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------
                                  JUNE 30, 1997
                                  -------------

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 10, 1997.

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

NOTE 6 - DISTRIBUTIONS

On July 12, 1997, a distribution to the Limited Partners of $164,398 or approximately $3.47 per Limited Partnership Unit, was approved. Such distribution was paid on July 23, 1997. The General Partner also received a distribution of $1,661 with respect to its 1% partnership interest.

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

The June 30, 1997 restricted cash balance is a death and disability redemption fund totaling $107,809. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the Special Limited Partner.

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

The Registrant had rental revenue of $185,614 for the three months ended June 30, 1997, representing an increase from the rental revenues of $181,006 during the same period in 1996. The Registrant had rental revenues of $356,207 for the six months ended June 30, 1997, representing an increase from the rental revenues of $351,195 during the same period in 1996. Such increases are directly attributable to increased sales at the restaurants.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:

                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                JUNE 30                           JUNE 30
                                         1997              1996            1997              1996
                                         ----              ----            ----              ----
Rancho California Plaza,               $ 29,183         $ 32,221         $ 56,231         $ 62,162
  Rancho California, CA

East Vista Way, Vista, CA                14,883           15,339           28,731           29,900

4th Street, Perris, CA                   26,637           25,750           51,295           50,393

Foothill Blvd., Upland, CA               19,134           17,811           37,181           34,284

Plaza at Puente Hills,                   14,493           13,300           27,181           25,621
  Industry, CA

Twentynine Palms Hwy,                    10,000           10,000           20,000           20,000
  Twentynine Palms, CA

East Valley Blvd., Walnut, CA            10,823           10,008           20,645           19,287

W. Sepulveda Blvd.,                      12,185           11,410           23,124           21,941
  Los Angeles, CA

Lassen Street, Chatsworth, CA            27,521           25,086           51,953           48,551

Hesperia Road, Victorville, CA           20,755           20,081           39,866           39,056
                                       --------         --------         --------         --------

           Total                       $185,614         $181,006         $356,207         $351,195
                                       ========         ========         ========         ========

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                              Percentage of Total
                                       General & Administrative Expense
                                       --------------------------------
                                                 Six Months Ended
                                                      June 30
                                         1997                   1996
                                       --------               ---------
Accounting fees                          62.79%                  45.68%
Distribution of
  information to
  Limited Partners                       34.69                   49.78
Other                                     2.52                    4.54
                                        ------                  ------
                                        100.00%                 100.00%
                                        ======                  ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended June 30, general and administrative expenses decreased from $9,729 in 1996 to $9,304 in 1997. For the six months ended June 30, general and administrative expenses decreased from $34,044 in 1996 to $31,884 in 1997. The Registrant incurred depreciation expense in the amount of $66,383 and $71,692 for the three months ended June 30, 1997 and 1996 respectively. The Registrant incurred depreciation expense in the amount of $132,766 and $143,376 for the six months ended June 30, 1997 and 1996 respectively. The decrease in depreciation expense is a direct result of the write down of the Twentynine Palms property during the third quarter of 1996.

As a result of the increase in revenues totaling $5,167 for the three months ended June 30, 1997 as compared to the corresponding period in 1996, the decrease in general and administrative expenses totaling $425 and the decrease in depreciation expense of $5,309, the Registrant's net income increased from $101,953 for the three months ended June 30, 1996 to $112,854 for the corresponding period in 1997. As a result of the increase in revenues totaling $6,462 for the six months ended June 30, 1997 as compared to the corresponding period in 1996, and the decreases in general and administrative expenses of $2,160 and depreciation expense of $10,610, the Registrant's net income increased from $178,377 for the six months ended June 30, 1996 to $197,609 for the corresponding period in 1997.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b)      No reports on Form 8-K were filed during the six months ended
         June 30, 1997.

27       Financial Data Schedule.

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


                                         DEL TACO RESTAURANT PROPERTIES III
                                         (a California limited partnership)
                                         Registrant

                                         Del Taco, Inc.
                                         General Partner



Date:  July 30, 1997                     /s/ Robert J. Terrano
                                         -------------------------
                                         Robert J. Terrano
                                         Executive Vice President,
                                         Chief Financial Officer


Date:  July 30, 1997                     /s/ C. Douglas Mitchell
                                         -------------------------
                                         C. Douglas Mitchell
                                         Vice President and Corporate
                                         Controller