Form 10-Q
period 1997-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 1997-11-07
CIK 786360

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            SEPTEMBER 30, 1997
                               -----------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to  ____________________

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

                                      INDEX

                       DEL TACO RESTAURANT PROPERTIES III

PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1997 (Unaudited) and
     December 31, 1996                                           3

Statements of Income for the three and nine months ended
     September 30, 1997 and 1996 (Unaudited)                     4

Statements of Cash Flows for the nine months ended
     September 30, 1997 and 1996 (Unaudited)                     5

Notes to Financial Statements                                    6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          10


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       13


SIGNATURES                                                      14


                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                                      SEPTEMBER 30        DECEMBER 31
                                                                           1997              1996
                                                                        ---------         ------------
                                                                       (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                 $  197,932          $  190,185
  Receivable from General Partner (Note 5)                                 60,596              57,288
  Deposits                                                                  1,000               1,000
                                                                        ---------           ---------
    Total current assets                                                  259,528             248,473
                                                                        ---------           ---------

RESTRICTED CASH (NOTE 2)                                                  107,809             110,617

REAL ESTATE HELD FOR SALE (NOTE 7)                                        274,500             274,500

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                                 4,505,966           4,405,966
  Buildings and improvements                                            2,954,959           2,954,959
  Machinery and equipment                                               1,522,922           1,522,922
                                                                        ---------           ---------
                                                                        8,883,847           8,883,847
  Less--accumulated depreciation                                        2,371,174           2,172,025
                                                                        ---------           ---------
                                                                        6,512,673           6,711,822
                                                                        ---------           ---------

                                                                       $7,154,510          $7,345,412
                                                                        =========           =========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                          $    3,925          $    4,181
  Accounts Payable                                                          2,512               3,000
                                                                        ---------           ---------
       Total current liabilities                                            6,437               7,181
                                                                        ---------           ---------

OBLIGATION TO GENERAL PARTNER                                             577,510             577,510
                                                                        ---------           ---------

PARTNERS' EQUITY
  Limited Partners                                                      6,603,321           6,791,606
  General Partner-Del Taco, Inc.                                          (32,758)            (30,885)
                                                                        ---------           ---------
                                                                        6,570,563           6,760,721
                                                                        ---------           ---------

                                                                       $7,154,510          $7,345,412
                                                                        =========           =========


                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30                  SEPTEMBER 30
                                               ------------------------       -----------------------
                                                1997            1996           1997          1996
                                               --------        --------       --------       --------
REVENUES:
  Rent (Notes 4 and 5)                         $187,675        $190,182       $543,882       $541,377
  Interest                                        2,497           2,279          7,874          6,556
  Other                                           1,325             250          2,000            575
                                                -------         -------        -------        -------
                                                191,497         192,711        553,756        548,508
                                                -------         -------        -------        -------

EXPENSES:
  General and administrative                      7,396          14,461         39,280         48,505
  Depreciation                                   66,383          71,687        199,149        215,063
  Writedown of real estate
    held for resale (Note 7)                          -         102,369              -        102,369
                                                -------         -------        -------        -------
                                                 73,779         188,517        238,429        365,937
                                                -------         -------        -------        -------

Net income                                     $117,718        $  4,194       $315,327       $182,571
                                                =======         =======        =======        =======

Net income per Limited
  Partnership Unit (Note 3)                       $2.46           $0.08          $6.59          $3.80
                                                  =====           =====          =====          =====





                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                             --------------------------
                                                                               1997              1996
                                                                             --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                  $315,327          $182,571
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                              199,149           215,063
    Writedown of real estate held for sale                                          -           102,369
    Increase (decrease)in payable to
     Limited Partners                                                            (256)            2,029
    (Increase) decrease in receivable from
     General Partner                                                           (3,308)            5,851
    Decrease in accounts payable                                                 (488)             (691)
                                                                               ------            -------

       Net cash provided by operating
        activities                                                            510,424           507,192
                                                                              -------           -------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Decrease in restricted cash                                                    2,808            15,659
                                                                              -------           -------


CASH FLOWS FROM FINANCING ACTIVITIES:

 Redemption of Limited Partnership Units                                       (2,808)          (15,659)

 Cash distribution to partners                                               (502,677)         (497,203)
                                                                              -------           -------

Increase in cash                                                                7,747             9,989

Beginning cash balance                                                        190,185           184,497
                                                                              -------           -------

Ending cash balance                                                          $197,932          $194,486
                                                                              =======           =======

                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1997, the results of operations and cash flows for the nine month periods ended September 30, 1997 and 1996 have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

In fiscal 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The adoption of SFAS No. 121 did not have a material effect on the Registrant's financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1997


NOTE 2 - RESTRICTED CASH

At September 30, 1997 the partnership had a restricted cash balance of $107,809. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 47,399 in 1997 and 47,472 in 1996. The decrease is due to redemptions during the period ended June 30, 1997.

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

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Registrant had a total of ten Properties leased to Del Taco as of September 30, 1997 (Del Taco, in turn, has subleased two of the restaurants). The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases, except for the restaurant location in Twentynine Palms, California. In accordance with an agreement entered into November 30, 1993, effective February 1, 1994, the Del Taco restaurant in Twentynine Palms, California ceased operation as a Del Taco and reopened on February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles. In connection with the agreement, the lease

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1997


NOTE 4 - LEASING ACTIVITIES - (Continued)

agreement has been amended to reflect a base rent of $3,333.33 per month and overage rent of 12% of sales for annual sales greater than $333,333. On July 22, 1996, the subleasee ceased operation at the Twentynine Palms location. (see note
7)

For the three months ended September 30, 1997, the eight restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,371,159 and net income of $49,770 as compared to $1,396,050 and $41,038 respectively, for the corresponding period in 1996. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 1997, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $109,463 as compared with $105,472 during the same period in 1996.

For the nine months ended September 30, 1997, the eight restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $3,980,197 and net income of $126,752 as compared to $3,973,166 and $102,500 respectively, for the corresponding period in 1996. For the nine months ended September 30, 1997, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $302,159 as compared with $288,311 during the same period in 1996.

For the three months and nine months ended September 30, 1997, the East Valley Blvd. Restaurant in Walnut, California reported net losses of $4,512 and $16,599 as compared to net losses of $5,883 and $14,436 respectively, for the corresponding period in 1996.

For the three months and nine months ended September 30, 1997, the Puente Hills Plaza restaurant in Industry, California reported net income of $2,860 and $1,515 as compared to net losses of $3,237 and $8,848 respectively, for the corresponding period in 1996.

For the three months and nine months ended September 30, 1997, the Hesperia Road restaurant in Victorville, California reported net income of $2,276 and $4,884 as compared to net losses of $102 and $3,595 respectively, for the corresponding period in 1996.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1997


NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 11, 1997.

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

NOTE 6 - DISTRIBUTIONS

On October 15, 1997, a distribution to the Limited Partners of $184,337 or approximately $3.89 per Limited Partnership Unit, was approved. Such distribution was paid on October 16, 1997. The General Partner also received a distribution of $1,862 with respect to its 1% partnership interest.


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

The September 30, 1997 restricted cash balance is a death and disability redemption fund totaling $107,809. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the Special Limited Partner.

Results of Operations

The Registrant owns ten Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased two of the restaurants, one of which ceased operation as a Del Taco franchise and reopened February 3, 1994 under the trade name of Bobby Lyle's Incredible Edibles). On July 22, 1996, the subleasee ceased operation at the Twentynine Palms location. In the third quarter of 1996, the Twentynine Palms location was reviewed for suitability as a continuing partnership property and it was concluded that the site is no longer suitable for operation of a Del Taco restaurant or as a partnership investment under a sublease arrangement. After the review of the site suitability, an estimate of current market value was prepared by an independent real estate appraiser. As a result of the review, the Twentynine Palms location was listed for sale with a broker and the property was written down to its estimated fair value. Accordingly, the carrying value of the Twentynine Palms property was adjusted down to $274,500.

The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $187,675 for the three months ended September 30, 1997, representing a decrease from the rental revenues of $190,182 during the same period in 1996. Such decrease is directly attributable to decreased sales at the restaurants during the three month period. The Registrant had rental revenues of $543,882 for the nine months ended September 30, 1997, representing a increase from the rental revenues of $541,377 during the same period in 1996. Such increase is directly attributable to increased sales at the restaurants during the nine month periods.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30              SEPTEMBER 30
                                                       ------------------        -----------------
                                                       1997         1996         1997         1996
                                                       ----         ----         ----         ----
Rancho California Plaza,
 Rancho California, CA                                $ 27,864     $ 33,546     $ 84,095     $ 95,708

East Vista Way, Vista, CA                               15,193       15,165       43,924       45,065

4th Street, Perris, CA                                  26,757       26,223       78,052       76,615

Foothill Blvd., Upland, CA                              20,070       19,331       57,251       53,616

Plaza at Puente Hills, Industry, CA                     14,712       14,678       41,893       40,298

Twentynine Palms Hwy., Twentynine Palms, CA             10,000       10,000       30,000       30,000

East Valley Blvd., Walnut, CA                           10,997       10,699       31,642       29,987

W. Sepulveda Blvd., Los Angeles, CA                     13,136       12,656       36,259       34,597

Lassen Street, Chatsworth, CA                           28,813       27,018       80,766       75,569

Hesperia Road, Victorville, CA                          20,133       20,866       60,000       59,922
                                                       -------      -------      -------      -------
         Total                                        $187,675     $190,182     $543,882     $541,377
                                                       =======      =======      =======      =======


The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                            Percentage of Total
                                        General & Administrative Expense

                                             Nine Months Ended
                                               September 30
                                          ----------------------
                                           1997            1996
                                          ------          ------
Accounting fees                            38.70%         32.06%
Distribution of
  information to
  Limited Partners                         59.26           64.75
Other                                       2.04            3.19
                                          ------          ------
                                          100.00%         100.00%
                                          ======          ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended September 30, general and administrative expenses decreased from $14,461 in 1996 to $7,396 in 1997. The quarter ended September 30, 1996, included printing costs for new checks, envelopes, stationary and an appraisal fee for the Twentynine Palms restaurant. The aforementioned costs did not recur in the quarter ended September 30, 1997. For the nine months ended September 30, general and administrative expenses decreased from $48,505 in 1996 to $39,280 in 1997. The Registrant incurred depreciation expense in the amount of $66,383 and $71,687 for the three months ended September 30, 1997 and 1996 respectively. The Registrant incurred depreciation expense in the amount of $199,149 and $215,063 for the nine months ended September 30, 1997 and 1996 respectively. The decrease in depreciation expense is a result of certain equipment becoming fully depreciated in 1997.

As a result of the decrease in revenues totaling $1,214 for the three months ended September 30, 1997 as compared to the corresponding period in 1996, and the decrease in expenses totaling $114,738, primarily due to the writedown of real estate held for sale, the Registrant's net income increased from $4,194 for the three months ended September 30, 1996 to $117,718 for the corresponding period in 1997. As a result of the increase in revenues totaling $5,248 for the nine months ended September 30, 1997 as compared to the corresponding period in 1996, and the decrease in expenses totaling $127,508, the Registrant's net income increased from $182,571 for the nine months ended September 30, 1996 to $315,327 for the corresponding period in 1997.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1997.


    27.  Financial Data Schedule.

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


                                            DEL TACO RESTAURANT PROPERTIES III
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  October 30, 1997                     /s/ Robert J. Terrano
                                            ---------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  October 30, 1997                     /s/ C. Douglas Mitchell
                                            -------------------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller