Form 10-K
period 1997-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 1998-03-17
CIK 786360

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE TRANSITION PERIOD FROM            TO
                          COMMISSION FILE NO. 33-2462
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

The Registrant has engaged in the business of acquiring sites in California for the construction of ten Mexican-American restaurants for long-term lease to Del Taco, Inc. for operation under the Del Taco trade name. Each property is leased for 35 years on a triple-net basis for a rent equal to twelve percent of gross sales of each restaurant constructed thereon. The Twentynine Palms property was sold in November 1997, yielding net proceeds of $278,612. The proceeds were distributed in December 1997 to all limited partners of record as of October 31, 1997. The Registrant had a total of nine Properties leased to Del Taco as of December 31, 1997 (Del Taco, in turn has subleased one of the restaurants).

Because the nine Properties owned by the Registrant constitute virtually all of the Registrant's income producing assets, the business of the Registrant is almost entirely dependent on the success of the Del Taco trade name restaurants which lease those Properties. In turn, the success of those restaurants, which are not operated by the Registrant, is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

The Registrant has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Registrant, and has a one percent interest in the profits or losses and distributions of the Registrant. Limited Partners have no right to participate in the management or conduct of such business and affairs.

ITEM 2. PROPERTIES

The Registrant acquired ten Properties with proceeds obtained from the sale of Limited Partnership Units:

                                                                                      Date of
                                           Date of              Restaurant            Commencement of
Address              City, State           Acquisition          Constructed           Operation (1)
-------              -----------           -----------          -----------           -------------
Rancho California    Rancho California,   December 23, 1986     60 seat with drive    July 14,
Plaza                CA                                         through service       1987
                                                                window

East Vista Way       Vista, CA            February 24, 1987     60 seat with drive    September 10,
                                                                through service       1987
                                                                window

4th Street           Perris, CA           June 24,              60 seat with drive    December 16, 1987
                                          1987                  through service
                                                                window

Foothill Boulevard   Upland, CA           August 3, 1987        60 seat with drive    January 12, 1988
                                                                through service
                                                                window

Plaza at Puente      Industry, CA         May 12,               60 seat with drive    February 24, 1988
Hills                                     1987                  through service
                                                                window

Twentynine Palms     Twentynine Palms,    December 14, 1987     60 seat with drive    May 17,     (2)
Highway              CA                                         through service       1988
                                                                window

East                 Walnut, CA           April 29, 1988        60 seat with drive    August 31,
Valley                                                          through service       1988
Boulevard                                                       window

West                 Los Angeles, CA      July 8,               60 seat with drive    January 12, (3)
Sepulveda                                 1988                  through service       1989
Boulevard                                                       window

Lassen               Chatsworth, CA       January 27, 1989      60 seat with drive    August 21,
Street                                                          through service       1989
                                                                window

Hesperia Road        Victorville, CA      December 29, 1989     100 seat with drive   July 5, 1990
                                                                through service
                                                                window

(1) Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

(2) In November 1997, the Twentynine Palms property was sold yielding net proceeds to the Registrant of $278,612.

(3) The restaurant is subleased to a franchisee of Del Taco, Inc. and the restaurant operates as a Del Taco restaurant.


                                     PART II


ITEM 3. LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Registrant, a publicly-held Limited Partnership, sold 48,000 ($12,000,000) Limited Partnership Units during the offering period ended June 1, 1987 and currently has 1,786 Limited Partners of record. There is no public market for the trading of the Units. Distributions made by the Registrant to the Limited Partners during the past three fiscal years are described in Note 8 to the Notes to the Financial Statements contained under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                                    FOR THE YEAR ENDED DECEMBER 31,
                               1997             1996            1995            1994            1993
                            ----------       ----------       ----------       ----------       ----------
Rental Revenue              $  725,397       $  722,856       $  724,382       $  701,039       $  654,694

Interest and
 other income                   13,152            9,464            9,087            8,090            9,974

Net income                     422,201          292,257          394,502          368,343          334,980

Net income
 per Limited
 Partnership
 Unit (1)                         8.82             6.10             8.22             7.66             6.96

Cash Distributions
 per Limited
 Partnership
 Unit (2)(3)(4)(5)(6)
   From operations               14.38            14.09            14.18            18.30             6.03
   Return of
     capital                      5.88

Total Assets                 6,803,782        7,345,412        7,741,938        8,035,079        8,561,063

Long-term
 Obligations                   577,510          577,510          577,510          577,510          577,510


(1) The net income per Limited Partnership Unit was calculated based upon 47,398, 47,461 and 47,513 weighted average Units outstanding for years 1997, 1996 and 1995, respectively.

(2) Two quarterly distributions were disbursed during the year ended December 31, 1993. Cash distributions for the quarters ended September 30, 1993 and December 31, 1993 amounted to $7.70 and were paid January 31, 1994 and February 2, 1994 respectively.

(3) Cash distributions for the quarter ended December 31, 1994 amounted to $3.56 per Limited Partnership Unit and were paid January 17, 1995. Five distributions were disbursed during the year ended December 31, 1994.

(4) Cash distributions for the quarter ended December 31, 1995 amounted to $3.86 per Limited Partnership Unit and were paid January 17, 1996. Four distributions were disbursed during the year ended December 31, 1995.

(5) Cash distributions for the quarter ended December 31, 1996 amounted to $3.64 per Limited Partnership Unit and were paid January 31, 1997. Four distributions were disbursed during the year ended December 31, 1996.

(6) Cash distributions for the quarter ended December 31, 1997 amounted to $3.71 per Limited Partnership Unit and were paid January 31, 1998. Five distributions were disbursed during the year ended December 31, 1997. One of the distributions was the proceeds from the sale of the Twentynine Palms property.

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

Since the restaurants owned by the Registrant opened, cash flow from Lease payments received from Del Taco, the Registrant's General Partner, which leases all nine remaining restaurants (one of which has been subleased), have provided adequate liquidity for operation of the Registrant. However, the Registrant's overwhelmingly predominant source of income to meet its expenses and fund distributions to its Limited Partners is payments from Del Taco under the Leases, comprising primarily rent calculated on the basis of the gross sales of the restaurants operated on the Properties, as to which there are no contractually specified minimum or guaranteed amounts. Thus, the adequacy of the Registrant's liquidity and capital resources in the future will depend primarily upon the gross revenues of such restaurants as well as upon Del Taco's financial condition and results of operations generally.

The December 31, 1997 restricted cash balance is a death and disability redemption fund totaling $107,809. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the Special Limited Partner.

Results of Operations

The Registrant owns nine Properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased one of the restaurants). In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612.

The following table sets forth rental revenue earned by restaurant for the year:

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                  1997         1996         1995
                                                --------     --------     --------
Rancho California Plaza, Rancho Calif., CA      $112,285     $126,262     $129,015

East Vista Way, Vista, CA                         58,517       59,497       65,824

4th Street, Perris, CA                           105,274      101,463      102,233

Foothill Blvd., Upland, CA                        76,897       72,446       68,358

Plaza at Puente Hills, Industry, CA               55,947       54,231       56,372

Twentynine Palms Hwy., Twentynine Palms, CA       33,663       40,000       40,000

East Valley Blvd., Walnut, CA                     42,274       40,064       39,533

W. Sepulveda Blvd., Los Angeles, CA               49,061       46,704       47,445

Lassen Street, Chatsworth, CA                    108,711      101,374       95,767

Hesperia Road, Victorville, CA                    82,768       80,815       79,835
                                                --------     --------     --------
              Total                             $725,397     $722,856     $724,382
                                                ========     ========     ========


The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $725,397 for the year ended December 31, 1997, representing an increase from the rental revenues of $722,856 in 1996. Such increase is directly attributable to increased sales at the restaurants.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of Income:

                  Percentage of Total General & Admin. Expense

                                   Year Ended
                                  December 31,
                         1997         1996         1995
                       -------      -------      -------
Accounting fees          26.94%       29.42%       29.54%
Distribution of
  information to
  Limited Partners       71.60        67.83%       66.97
Other                     1.46         2.75         3.49
                       -------      -------      -------
                        100.00%      100.00%      100.00%
                       =======      =======      =======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the years ended December 31, general and administrative expenses decreased from $56,247 in 1996 to $54,928 in 1997 reflecting lower costs for accounting and reporting to the Limited Partner's. The Registrant incurred depreciation expense in the amount of $265,532, $281,447 and $286,756 for the years ended December 31, 1997, 1996 and 1995, respectively. Depreciation expense decreased in 1997 as a result of certain equipment becoming fully depreciated during the year. Depreciation expense decreased in 1996 due to the writedown in connection with the Twentynine Palms property.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

Management does not believe the operations of the Company will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the Company's operations, financial position or cash flows.

ITEM 8.  FINANCIAL STATEMENTS


PART I.  INFORMATION


                                   INDEX                   PAGE NUMBER
                                   -----                   -----------

Report of Independent Public Accountants                       10

Balance Sheets at December 31, 1997 and 1996                   11

Statements of Income for the years ended
  December 31, 1997, 1996 and 1995                             12

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1997                      13

Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                             14

Notes to Financial Statements                                 15-20

                       [ ARTHUR ANDERSEN LLP LETTERHEAD ]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
  Del Taco Restaurant Properties, III:

We have audited the accompanying balance sheets of DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 1997 and 1996, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                  /s/     ARTHUR ANDERSEN LLP
                                  ---------------------------

                                          ARTHUR ANDERSON LLP
Orange County, California
February 10, 1998

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                       DECEMBER 31,
                                                  1997             1996
                                              -----------      -----------
                                  ASSETS

CURRENT ASSETS:
  Cash                                        $   189,315      $   190,185
  Receivable from Del Taco, Inc. (Note 5)          59,368           57,288
  Deposits                                          1,000            1,000
                                              -----------      -----------
     Total current assets                         249,683          248,473
                                              -----------      -----------

RESTRICTED CASH (NOTE 6)                          107,809          110,617
                                              -----------      -----------

REAL ESTATE HELD FOR SALE (NOTE 9)                   --            274,500
                                              -----------      -----------

PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
  Land and improvements                         4,405,966        4,405,966
  Buildings and improvements                    2,954,959        2,954,959
  Machinery and equipment                       1,522,922        1,522,922
                                              -----------      -----------
                                                8,883,847        8,883,847
    Less: accumulated depreciation              2,437,557        2,172,025
                                              -----------      -----------
                                                6,446,290        6,711,822
                                              -----------      -----------

                                              $ 6,803,782      $ 7,345,412
                                              ===========      ===========


                    LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                 $     4,006      $     4,181
  Accounts Payable                                  9,938            3,000
                                              -----------      -----------
     Total current liabilities                     13,944            7,181
                                              -----------      -----------

OBLIGATION TO GENERAL PARTNER (NOTE 3)            577,510          577,510

PARTNERS' EQUITY (NOTE 2)
  Limited Partners                              6,245,880        6,791,606
  General Partner - Del Taco, Inc.                (33,552)         (30,885)
                                              -----------      -----------
                                                6,212,328        6,760,721
                                              -----------      -----------
                                              $ 6,803,782      $ 7,345,412
                                              ===========      ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME


                                                     YEAR ENDED
                                                    DECEMBER 31,
                                          1997         1996         1995
                                        --------     --------     --------
REVENUES:
  Rent (Note 4)                         $725,397     $722,856     $724,382
  Interest                                10,227        8,689        8,187
  Other                                    2,925          775          900
  Gain on sale of property (Note 9)        4,112         --           --
                                        --------     --------     --------
                                         742,661      732,320      733,469
                                        --------     --------     --------
EXPENSES:
  General and administrative              54,928       56,247       52,211
  Depreciation                           265,532      281,447      286,756
  Writedown of real estate held
   for resale (Note 9)                      --        102,369         --
                                        --------     --------     --------
                                         320,460      440,063      338,967
                                        --------     --------     --------

Net Income                              $422,201     $292,257     $394,502
                                        ========     ========     ========

Net Income per Limited
  Partnership Unit (Note 1)             $   8.82     $   6.10     $   8.22
                                        --------     ========     ========



                     The accompanying notes are an integral
                       part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1997


                                         Limited Partners
                                  ----------------------------        General
                                      Units          Amount           Partner           Total
                                  -----------      -----------      -----------      -----------
Balance, December 31, 1994             47,528      $ 7,476,016      $   (24,190)     $ 7,451,826
  Net income                                           390,557            3,945          394,502
  Redemption of units                     (30)          (5,985)                           (5,985)
  Cash distributions (Note 8)                         (673,781)          (6,806)        (680,587)
                                  -----------      -----------      -----------      -----------
Balance, December 31, 1995             47,498        7,186,807          (27,051)       7,159,756
  Net income                                           289,335            2,922          292,257
  Redemption of units                     (88)         (15,659)                          (15,659)
  Cash distributions (Note 8)                         (668,877)          (6,756)        (675,633)
                                  -----------      -----------      -----------      -----------
Balance, December 31, 1996             47,410        6,791,606          (30,885)       6,760,721
  Net income                                           417,979            4,222          422,201
  Redemption of units                     (16)          (2,808)                           (2,808)
  Cash distributions (Note 8)                         (960,897)          (6,889)        (967,786)
                                  -----------      -----------      -----------      -----------
Balance, December 31, 1997             47,394      $ 6,245,880      $   (33,552)     $ 6,212,328
                                  ===========      ===========      ===========      ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                1997           1996           1995
                                             ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                   $ 422,201      $ 292,257      $ 394,502
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation                                 265,532        281,447        286,756
  Gain on sale of property                      (4,112)          --             --
  Writedown of real estate held for sale          --          102,369           --
  Increase (decrease) in payable to
   Limited Partner                                (175)           933         (2,495)
  (Increase) decrease in receivable from
   General Partner                              (2,080)         2,746          3,042
  Increase in accounts payable                   6,938          1,569          1,424
                                             ---------      ---------      ---------

     Net cash provided by operating
      activities                               688,304        681,321        683,229
                                             ---------      ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

Net proceeds from sale of property             278,612           --             --
Decrease in restricted cash                      2,808         15,659          5,985
                                             ---------      ---------      ---------

     Net cash provided by investing
      activities                               281,420         15,659          5,985
                                             ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of Limited Partnership Units         (2,808)       (15,659)        (5,985)
Cash distribution to partners                 (967,786)      (675,633)      (680,587)
                                             ---------      ---------      ---------
     Net cash used by financing
      activities                              (970,594)      (691,292)      (686,572)
                                             ---------      ---------      ---------

Increase (decrease) in cash                       (870)         5,688          2,642

Beginning cash balance                         190,185        184,497        181,855
                                             ---------      ---------      ---------

Ending cash balance                          $ 189,315      $ 190,185      $ 184,497
                                             =========      =========      =========


                     The accompanying notes are an integral
                       part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE PARTNERSHIP: Del Taco Restaurant Properties III (a California limited partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner for operation under the Del Taco trade name). As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 1997, Del Taco Restaurant Properties III had nine properties in operation.

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

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

NET INCOME PER LIMITED PARTNERSHIP UNIT: The net income per Limited Partnership Unit was calculated based upon 47,398, 47,461 and 47,513 weighted average Units outstanding in 1997, 1996, and 1995, respectively.

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

NOTE 3 - SITE ACQUISITION AND DEVELOPMENT FEE

Under terms of the Partnership Agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the Limited Partners' interests until all restaurants have opened and the Limited Partners have received certain minimum returns on their investment, as required by the Partnership Agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 1997, 1996 and 1995.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 4 - LEASING ACTIVITIES

The Registrant leases certain properties for operation of restaurants to Del Taco, Inc. (General Partner) on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases, except for the restaurant which was located in Twentynine Palms, California. Prior to the sale of this property in November 1997, the subleasee paid a base rent of $3,333.33 per month.

The Registrant had a total of nine Properties leased to Del Taco as of December 31, 1997 (Del Taco, in turn has subleased one of the restaurants).

The eight restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $5,355,612, $5,301,274, $5,307,698 and unaudited net income of $206,143, $154,989 and $166,375 for the years ended December 31, 1997, 1996 and 1995, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $408,841, $389,198 and $395,372 for the years ended December 31, 1997, 1996 and 1995, respectively.

The East Valley Blvd. Restaurant in Walnut, California had unaudited net losses of $18,594, $19,991 and $16,599 for the year ended December 31, 1997, 1996 and
1995, respectively. The Puente Hills Plaza restaurant in Industry, California had unaudited net income of $5,638 and net losses of $8,542 and $1,049 for the years ended December 31, 1997, 1996 and 1995, respectively. The Hesperia Road restaurant in Victorville, California had unaudited net income of $8,203 and net losses of $604 and $7,346 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1997. The rent receivable was collected on January 17, 1998.

The General Partner received $6,889 in distributions relating to its one percent interest in the Registrant for the year ended December 31, 1997.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 5 - RELATED PARTIES - CONTINUED

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

NOTE 6 - RESTRICTED CASH

At December 31, 1997 and 1996 the partnership had restricted cash balances of $107,809 and $110,617, respectively. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7  - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                           1997          1996           1995
                                        ---------      ---------     ---------
Net income per financial statements     $ 422,201      $ 292,257     $ 394,502
Tax loss on sale of asset                (107,920)          --            --
Write down of real estate                    --          102,368          --
Excess book depreciation                  164,586        154,745       118,201
                                        ---------      ---------     ---------
Taxable income                          $ 478,867      $ 549,370     $ 512,703
                                        =========      =========     =========

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 7  - INCOME TAXES - CONTINUED

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1997, is as follows:

Partners' equity per financial
  statements                                                               $6,212,329

Issue costs of Limited Partnership
  Units capitalized for tax purposes                                        1,741,676

Excess tax depreciation                                                       251,426

Tax loss on sale of assets                                                   (107,920)

Other                                                                              83
                                                                           ----------

Net worth for tax purposes                                                 $8,097,594
                                                                           ==========

NOTE 8 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to Limited Partners for the three years ended December 31, 1997 were as follows:

                                                         Weighted      Number of
                                       Distribution      Average         Units
                                       per Limited      Number of    Outstanding at
                                       Partnership        Units        the End of
Quarter Ended                             Unit         Outstanding      Quarter
                                      -------------   -------------  -------------
December 31, 1994                     $        3.56      47,528         47,528
March 31, 1995                                 3.00      47,528         47,528
June 30, 1995                                  3.76      47,518         47,518
September 30, 1995                             3.86      47,498         47,498
                                      -------------
  Total paid in 1995                  $       14.18
                                      =============

December 31, 1995                     $        3.64      47,498         47,498
March 31, 1996                                 3.31      47,498         47,498
June 30, 1996                                  3.42      47,498         47,498
September 30, 1996                             3.72      47,472         47,410
                                      -------------
  Total paid in 1996                  $       14.09
                                      =============

December 31, 1996                     $        3.63      47,410         47,410
March 31, 1997                                 3.39      47,410         47,410
June 30, 1997                                  3.47      47,394         47,394
September 30, 1997                             3.89      47,394         47,394
                                      -------------
  Amount from operations                      14.38
Return of capital (December 1997)              5.88      47,398
                                      -------------
  Total paid in 1997                  $       20.26
                                      =============

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 8 - CASH DISTRIBUTIONS TO LIMITED PARTNERS - CONTINUED

Cash distributions per Limited Partnership Unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1997 amounted to $3.71 per Limited Partnership Unit and were paid January 31, 1998.

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

In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612, resulting in a gain of $4,112.

                                    PART III


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:


Name                    Title                                           Age
----                    -----                                           ---
Kevin K. Moriarty       Director, Chairman and Chief Executive Officer  51

Paul W. Hitzelberger    Executive Vice President, Brand Strategy and
                         Franchise Relations/Development                53

Robert J. Terrano       Executive Vice President and
                         Chief Financial Officer                        42

James D. Stoops         Executive Vice President, Operations            45

Janet D. Simmons        Senior Vice President, Purchasing               41

Michael L. Annis        Vice President, Secretary and General Counsel   51

C. Douglas Mitchell     Vice President and Corporate Controller         47


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1998.

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

        During 1997, the following transactions occurred between the Registrant and the General Partner pursuant to the terms of the Partnership Agreement.

        (1) The General Partner earned $4,222 as its one percent share of the net income of the Registrant.

        (2) The General Partner received $6,889 in distributions relating to its one percent interest in the Registrant.

(b) During 1997, the Registrant had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Registrant at any time during 1997 for any amount in excess of $60,000.

(d)     Not applicable.

                                     PART IV


ITEM 14(a)(1) AND (2).  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND
                                 REPORTS ON FORM 8-K

        Financial statement schedules:

               Schedule III - Real Estate and Accumulated Depreciation

        Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)     No reports on Form 8-K were filed during the last quarter of 1997.

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

                           DEL TACO III - SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


                                                                              Cost capitalized                Gross amount at
                                                  Initial cost                  subsequent to                 which carried at
     Description               Encumbrances        to company                    acquisition                  close of period
                                               ------------------------------------------------------------------------------------
                                                   Buildings                                                   Buildings & land
 (All Restaurants)                                  & land               Improve-             Carrying           improvements
                                                  improvements            ments                 costs               Total
-----------------------------------------------------------------------------------------------------------------------------------
Rancho California, CA     $           --       $        384,400     $        257,807     $           --       $        642,207
Vista, CA                             --                512,130              343,471                 --                855,601
Industry, CA                          --                627,082              420,566                 --              1,047,648
Perris, Ca                            --                437,522              293,434                 --                730,956
Upland, CA                            --                281,827              189,014                 --                470,841
Walnut, CA                            --                340,848              228,597                 --                569,445
Los Angeles, CA                       --                674,283              452,223                 --              1,126,506
Chatsworth, CA                        --                642,475              430,890                 --              1,073,365
Victorville, CA                       --                505,399              338,957                 --                844,356
                          ----------------     ----------------     ----------------     ----------------     ----------------
                          $           --       $      4,405,966     $      2,954,959     $           --       $      7,360,925
                          ================     ================     ================     ================     ================
                                                                                                                             0



     Description                                                                          Life on which
                            Accumulated          Date of                Date          depreciation in latest
                            depreciation         construction          acquired          income statement
 (All Restaurants)                                                                         is computed
---------------------------------------------------------------------------------------------------------
Rancho California, CA     $         91,005                 1986                 1986     20 (LI), 35 (BI)
Vista, CA                          121,245                 1987                 1987     20 (LI), 35 (BI)
Industry, CA                       148,459                 1987                 1987     20 (LI), 35 (BI)
Perris, Ca                         103,581                 1987                 1987     20 (LI), 35 (BI)
Upland, CA                          66,721                 1987                 1987     20 (LI), 35 (BI)
Walnut, CA                          80,694                 1988                 1988     20 (LI), 35 (BI)
Los Angeles, CA                    159,634                 1988                 1988     20 (LI), 35 (BI)
Chatsworth, CA                     152,103                 1989                 1989     20 (LI), 35 (BI)
Victorville, CA                    119,652                 1989                 1989     20 (LI), 35 (BI)
                          ----------------     ----------------     ----------------     ----------------
                          $      1,043,094
                          ================




                                                    Accumulated
                                   Restaurants      Depreciation
                                   -----------      -----------
Balances at December 31, 1994:     $ 7,802,513      $   780,104
   Acquisitions                           --            130,306
   Sales                                  --               --
                                   -----------      -----------
Balances at December 31, 1995:       7,802,513          910,410
   Acquisitions                           --            113,240
   Sales                                  --               --
   Writedown of property              (441,588)         (93,796)
                                   -----------      -----------
Balances at December 31, 1996:       7,360,925          929,854
   Acquisitions                           --            113,240
   Sales                                  --               --
                                   -----------      -----------
Balances at December 31, 1997:     $ 7,360,925      $ 1,043,094
                                   ===========      ===========

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



Date March 07, 1998                           Kevin K. Moriarty
     --------------                           -----------------
                                              Kevin K. Moriarty
                                              Director, Chairman and Chief
                                              Executive Officer



Date March 07, 1998                           Michael L. Annis
     --------------                           ----------------
                                              Michael L. Annis
                                              Vice President, Secretary and
                                              General Counsel




Date March 07, 1998                           Robert J. Terrano
     --------------                           -----------------
                                              Robert J. Terrano
                                              Executive Vice President and
                                              Chief Financial Officer




Date March 07, 1998                           C. Douglas Mitchell
     --------------                           -------------------
                                              C. Douglas Mitchell
                                              Vice President and Corporate
                                              Controller