Form 10-Q
period 1998-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 1998-05-06
CIK 786360

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED,                  MARCH 31, 1998

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

                                      INDEX

                       DEL TACO RESTAURANT PROPERTIES III


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER


Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1998 (Unaudited) and
     December 31, 1997                                           3

Statements of Income for the three months ended
     March 31, 1998 and 1997 (Unaudited)                         4

Statements of Cash Flows for the three months ended
     March 31, 1998 and 1997 (Unaudited)                         5

Notes to Financial Statements                                    6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                      12

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                                        MARCH 31         December 31
                                                                          1998              1997
                                                                       ----------        -----------
                                                                       (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                 $  151,243        $  189,315
  Receivable from General Partner (Note 5)                                 60,048            59,368
  Deposits                                                                  1,000             1,000
                                                                       ----------        ----------
    Total current assets                                                  212,291           249,683
                                                                       ----------        ----------

RESTRICTED CASH (NOTE 2)                                                  107,809           107,809

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                                                 4,405,966         4,405,966
  Buildings and improvements                                            2,954,959         2,954,959
  Machinery and equipment                                               1,522,922         1,522,922
                                                                       ----------         ---------
                                                                        8,883,847         8,883,847
  Less--accumulated depreciation                                        2,503,940         2,437,557
                                                                       ----------        ----------
                                                                        6,379,907         6,446,290
                                                                       ----------        ----------
                                                                       $6,700,007        $6,803,782
                                                                       ==========        ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                          $    4,006        $    4,006
  Accounts Payable                                                          2,775             9,938
                                                                       ----------        ----------
       Total current liabilities                                            6,781            13,944
                                                                       ----------        ----------

OBLIGATION TO GENERAL PARTNER                                             577,510           577,510
                                                                       ----------        ----------

PARTNERS' EQUITY:
  Limited Partners                                                      6,150,234         6,245,880
  General Partner-Del Taco, Inc.                                          (34,518)          (33,552)
                                                                       ----------        ----------
                                                                        6,115,716         6,212,328
                                                                       ----------        ----------
                                                                       $6,700,007        $6,803,782
                                                                       ==========        ==========


                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                              1998           1997
                                                                            --------       --------
REVENUES:
  Rent (Notes 4 and 5)                                                      $166,524       $170,593
  Interest                                                                     2,108          2,875
  Other                                                                        1,153            250
                                                                            --------       --------
                                                                             169,785        173,718
                                                                            --------       --------
EXPENSES:
  General and administrative                                                  22,513         22,580
  Depreciation                                                                66,383         66,383
                                                                            --------       --------
                                                                              88,896         88,963
                                                                            --------       --------
Net income                                                                  $ 80,889       $ 84,755
                                                                            ========       ========

Net income per Limited
  Partnership Unit (Note 3)                                                    $1.69          $1.77
                                                                               =====          =====


                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                              1998             1997
                                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                 $ 80,889         $ 84,755
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                              66,383           66,383
    Decrease in payable to Limited Partners                                        -             (178)
    Increase in receivable from General Partner                                 (680)          (1,350)
    Increase (decrease) in accounts payable                                   (7,163)           1,823
                                                                            --------         --------

           Net cash provided by operating activities                         139,429          151,433

CASH FLOWS FROM FINANCING ACTIVITIES:


 Cash distribution to partners                                              (177,501)        (174,090)
                                                                            --------         --------

Net decrease in cash                                                         (38,072)         (22,657)

Beginning cash balance                                                       189,315          190,185
                                                                            --------         --------

Ending cash balance                                                         $151,243         $167,528
                                                                            ========         ========


                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1998, the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997 have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - RESTRICTED CASH

At March 31, 1998 the partnership had a restricted cash balance of $107,809. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

                       DEL TACO RESTAURANT PROPERTIES III

                                 MARCH 31, 1998


NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 47,394 in 1998 and 47,410 in 1997.

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

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Registrant had a total of nine Properties leased to Del Taco as of March 31, 1998 (Del Taco, in turn, has subleased one of the restaurants). The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases.

For the three months ended March 31, 1998, the eight restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,288,548 and net income of $47,816 as compared to $1,247,118 and $35,358 respectively, for the corresponding period in 1997. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $99,152 as compared with $91,157 during the same period in 1997.

For the three months ended March 31, 1998, the East Valley Blvd. Restaurant in Walnut, California reported a net loss of $2,602 as compared to a net loss of $6,401 for the corresponding period in 1997.

                       DEL TACO RESTAURANT PROPERTIES III

                                 MARCH 31, 1998


NOTE 4 - LEASING ACTIVITIES  (CONTINUED)

For the three months ended March 31 1998, the Puente Hills Plaza restaurant in Industry, California reported a net loss of $437 as compared to a net loss of $1,342 for the corresponding period in 1997.

For the three months ended March 31, 1998, the Vista Way restaurant in Vista, California reported a net loss of $5,785 as compared to net income of $2,063 for the corresponding period in 1997.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 10, 1998.

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

NOTE 6 - DISTRIBUTIONS

On April 10, 1998, a distribution to the Limited Partners of $140,815, or approximately $2.97 per Limited Partnership Unit, was approved. Such distribution was paid on April 24, 1998. The General Partner also received a distribution of $1,422 with respect to its 1% partnership interest.

NOTE 7 - SALE OF PROPERTY

In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612, resulting in a gain of $4,112.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant commenced offering of Limited Partnership Units on February 21, 1986. By June 1, 1987, the sale of such Units provided a total capitalization for the Registrant of $12,001,000 including $1,000 attributable to the Original Limited Partner. 14.7 percent of the cash received from the sale of Limited Partnership Units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $9,500,000 of the remaining funds were expended for the acquisition of sites and construction of ten restaurants. During 1987, the first three restaurants opened for business. Four additional restaurants opened in 1988, two additional restaurants opened in 1989, and the tenth restaurant opened in 1990. In February 1992, the Registrant distributed to Limited Partners of record on December 31, 1991 $280,553 of net proceeds not utilized as reserves and not invested in Properties. One restaurant was sold in November 1997.

Since the nine restaurants owned by the Registrant opened, cash flow from Lease payments received from Del Taco, the Registrant's General Partner, which leases all nine remaining restaurants (one of which has been subleased), have provided adequate liquidity for operation of the Registrant. However, the Registrant's overwhelmingly predominant source of income to meet its expenses and fund distributions to its Limited Partners is payments from Del Taco under the Leases, comprising primarily rent calculated on the basis of the gross sales of the restaurants operated on the Properties, as to which there are no contractually specified minimum or guaranteed amounts. Thus, the adequacy of the Registrant's liquidity and capital resources in the future will depend primarily upon the gross revenues of such restaurants as well as upon Del Taco's financial condition and results of operations generally.

The March 31, 1998 restricted cash balance is a death and disability redemption fund totaling $107,809. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the Special Limited Partner.

Results of Operations

The Registrant owns nine properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased one of the restaurants. The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $166,524 for the three months ended March 31, 1998, representing a decrease from the rental revenues of $170,593 during the same period in 1997. Such decrease is attributable to the sale of the Twentynine Palms property in November 1997.

                                                                        THREE MONTHS ENDED MARCH 31
                                                                          1998               1997
                                                                        --------           --------
Rancho California Plaza, Rancho California, CA                          $ 26,326           $ 27,048
East Vista Way, Vista, CA                                                 13,909             13,848
4th Street, Perris, CA                                                    26,064             24,658
Foothill Blvd., Upland, CA                                                19,256             18,047
Plaza at Puente Hills, Industry, CA                                       12,293             12,687
Twentynine Palms Hwy., Twentynine Palms, CA                                    -             10,000
East Valley Blvd., Walnut, CA                                             10,293              9,822
W. Sepulveda Blvd., Los Angeles, CA                                       11,898             10,939
Lassen Street, Chatsworth, CA                                             26,679             24,431
Hesperia Road, Victorville, CA                                            19,806             19,113
                                                                         -------            -------

                                    Total                               $166,524           $170,593
                                                                        ========           ========

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                                Percentage of Total
                                                          General & Administrative Expense
                                                          --------------------------------
                                                                Three Months Ended
                                                                      March 31
                                                                1998             1997
                                                               ------           -----
Accounting fees                                                 63.52%           75.71%
Distribution of information
  to Limited Partners                                           36.48            24.29
                                                               ------           ------

                                                               100.00%          100.00%
                                                               ======           ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended March 31, 1998, general and administrative expenses decreased from $22,580 in 1997 to $22,513 in 1998. The Registrant incurred depreciation expense in the amount of $66,383 for the three months ended March 31, 1998 and 1997.

As a result of the decrease in revenues totaling $3,933 for the three months ended March 31, 1998 as compared to the corresponding period in 1997, and the decreases in general and administrative expenses of $67, the Registrant's net income decreased from $84,755 for the three months ended March 31, 1997 to $80,889 for the corresponding period in 1998.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.


PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedule.

(b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

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


                                            DEL TACO RESTAURANT PROPERTIES III
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  April 30, 1998                       /s/ Robert J. Terrano
                                            -----------------------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  April 30, 1998                       /s/ C. Douglas Mitchell
                                            -----------------------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller