Form 10-Q
period 1998-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 1998-08-10
CIK 786360

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED,                   JUNE 30, 1998
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                              ---------------------    ----------------------
COMMISSION FILE NO. 33-2462

                         DEL TACO INCOME PROPERTIES III
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

                                 (949) 462-9300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                      INDEX

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
------------------------------                             -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1998 (Unaudited) and
     December 31, 1997                                         3

Statements of Income for the three and six months ended
     June 30, 1998 and 1997 (Unaudited)                        4

Statements of Cash Flows for the six months ended
     June 30, 1998 and 1997 (Unaudited)                        5

Notes to Financial Statements                                  6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        10


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                     12


SIGNATURES                                                    13
----------

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                                 BALANCE SHEETS
                                 --------------

                                                          June 30         December 31,
                                                            1998              1997
                                                         ----------        ----------
                                                         (UNAUDITED)
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                   $  175,258        $  189,315
  Receivable from General Partner (Note 5)                   62,124            59,368
  Deposits                                                    2,516             1,000
                                                         ----------        ----------
    Total current assets                                    239,898           249,683
                                                         ----------        ----------

RESTRICTED CASH (NOTE 2)                                    107,809           107,809

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                                   4,405,966         4,405,966
  Buildings and improvements                              2,954,959         2,954,959
  Machinery and equipment                                 1,522,922         1,522,922
                                                         ----------         ---------
                                                          8,883,847         8,883,847
  Less--accumulated depreciation                          2,570,323         2,437,557
                                                         ----------        ----------
                                                          6,313,524         6,446,290
                                                         ----------        ----------
                                                         $6,661,231        $6,803,782
                                                         ==========        ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                            $    3,895        $    4,006
  Accounts Payable                                            2,258             9,938
                                                         ----------        ----------
       Total current liabilities                              6,153            13,944
                                                         ----------        ----------

OBLIGATION TO GENERAL PARTNER                               577,510           577,510
                                                         ----------        ----------

PARTNERS' EQUITY:
  Limited Partners                                        6,112,468         6,245,880
  General Partner-Del Taco, Inc.                            (34,900)          (33,552)
                                                         ----------        ----------
                                                          6,077,568         6,212,328
                                                         ----------        ----------
                                                         $6,661,231        $6,803,782
                                                         ==========        ==========


                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                   (UNAUDITED)
                                   -----------


                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                             JUNE 30                        JUNE 30
                                     ------------------------       ----------------------
                                       1998            1997           1998          1997
                                     --------        --------       --------       -------
REVENUES:
  Rent (Notes 4 and 5)               $181,264        $185,614       $347,788      $356,207
  Interest                              2,045           2,502          4,153         5,377
  Other                                   525             425          1,678           675
                                     --------        --------       --------       -------
                                      183,834         188,541        353,619       362,259
                                     --------        --------       --------       -------

EXPENSES:
  General and administrative           13,233           9,304         35,746        31,884
  Depreciation                         66,383          66,383        132,766       132,766
                                     --------        --------       --------       -------
                                       79,616          75,687        168,512       164,650
                                     --------        --------       --------       -------

Net income                           $104,218        $112,854       $185,107      $197,609
                                     ========        ========       ========      ========

Net income per Limited
  Partnership Unit (Note 3)            $2.18          $2.36           $3.87         $4.13
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

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30
                                                               --------------------------
                                                                 1998             1997
                                                               --------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                    $185,107         $197,609
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                132,766          132,766
    Increase in deposits                                         (1,516)               -
    Decrease in payable to Limited Partners                        (111)            (256)
    Increase in receivable from General Partner                  (2,756)          (4,618)
    Decrease in accounts payable                                 (7,680)          (1,276)
                                                               --------        ----------

           Net cash provided by operating activities            305,810          324,225


CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease in restricted cash                                         -            2,808
                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Redemption of Limited Partnership Units                             -           (2,808)
  Cash distribution to partners                                (319,867)        (336,618)
                                                               --------         --------

        Net cash used by financing activities                  (319,867)        (339,426)
                                                               --------         --------


Net decrease in cash                                            (14,057)         (12,393)

Beginning cash balance                                          189,315          190,185
                                                               --------         --------

Ending cash balance                                            $175,258         $177,792
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

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 1998
                                  -------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1998, the results of operations and cash flows for the six month periods ended June 30, 1998 and 1997 have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - RESTRICTED CASH

At June 30, 1998 the partnership had a restricted cash balance of $107,809. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                                  JUNE 30, 1998
                                  -------------


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

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Registrant had a total of nine Properties leased to Del Taco as of June 30, 1998 (Del Taco, in turn, has subleased one of the restaurants). The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases.

For the three months ended June 30, 1998, the eight restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,400,577 and net income of $59,534 as compared to $1,361,911 and $41,624 respectively, for the corresponding period in 1997. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $109,951 as compared with $101,539 during the same period in 1997.

For the six months ended June 30, 1998, the eight restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $2,689,125 and net income of $107,350 as compared to $2,609,029 and $76,982 respectively, for the corresponding period in 1997. For the six months ended June 30, 1998, the one restaurant

                       DEL TACO RESTAURANT PROPERTIES III
                       ----------------------------------

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                                  JUNE 30, 1998
                                  -------------


NOTE 4 - LEASING ACTIVITIES  (CONTINUED)

operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $209,103 as compared with $192,696 during the same period in 1997.

For the three months and six months ended June 30, 1998, the East Valley Blvd. Restaurant in Walnut, California reported net losses of $1,755 and $4,357 as compared to net losses of $5,686 and $12,087 respectively, for the corresponding period in 1997.

For the three months and six months ended June 30, 1998, the Puente Hills Plaza restaurant in Industry, California reported net income of $943 and $506 as compared to net losses of $12 and $1,345 respectively, for the corresponding period in 1997.

For the three months and six months ended June 30, 1998, the Vista Way restaurant in Vista, California reported net losses of $2,865 and $8,650 as compared to a net loss of $1,026 and net income of $1,037 respectively, for the corresponding period in 1997.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 10, 1998.

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

NOTE 6 - DISTRIBUTIONS

On July 15, 1998, a distribution to the Limited Partners of $164,201, or approximately $3.46 per Limited Partnership Unit, was approved. Such distribution was paid on August 5, 1998. The General Partner also received a distribution of $1,659 with respect to its 1% partnership interest.

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

The June 30, 1998 restricted cash balance is a death and disability redemption fund totaling $107,809. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the General Partner.

Results of Operations
---------------------

The Registrant owns nine properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased one of the restaurants). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $181,264 for the three months ended June 30, 1998, representing a decrease from the rental revenues of $185,614 during the same period in 1997. The Registrant had rental revenues of $347,788 for the six months ended June 30, 1998, representing a decrease from the rental revenues of $356,207 during the same period in 1997. Such decreases are attributable to the sale of the Twentynine Palms property in November 1997.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30                    JUNE 30
                                                      ---------------------      ----------------------
                                                        1998         1997          1998          1997
                                                      --------     --------      --------      --------
Rancho California Plaza, Rancho California, CA        $ 27,799     $ 29,183      $ 54,125      $ 56,231

East Vista Way, Vista, CA                               15,209       14,883        29,118        28,731

4th Street, Perris, CA                                  29,311       26,637        55,375        51,295

Foothill Blvd., Upland, CA                              20,758       19,134        40,013        37,181

Plaza at Puente Hills, Industry, CA                     13,844       14,493        26,137        27,181

Twentynine Palms Hwy., Twentynine Palms, CA                  -       10,000             -        20,000

East Valley Blvd., Walnut, CA                           11,239       10,823        21,532        20,645

W. Sepulveda Blvd., Los Angeles, CA                     13,194       12,185        25,092        23,124

Lassen Street, Chatsworth, CA                           28,803       27,521        55,482        51,953

Hesperia Road, Victorville, CA                          21,107       20,755        40,914        39,866
                                                      --------     --------      --------      --------

                                    Total             $181,264     $185,614      $347,788      $356,207
                                                      ========     ========      ========      ========

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                            Percentage of Total
                                      General & Administrative Expense
                                      --------------------------------
                                             Six Months Ended
                                                  June 30
                                          -----------------------
                                           1998             1997
                                          ------           ------
Accounting fees                            61.96%           70.63%
Distribution of information
  to Limited Partners                      38.04            29.37
                                          ------           ------
                                          100.00%          100.00%
                                          ======           ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended June 30, general and administrative expenses increased from $9,304 in 1997 to $13,233 in 1998. For the six months ended June 30, general and administrative expenses increased from $31,884 in 1997 to $35,746 in 1998. General and administrative costs increased due to increased costs of printing and distribution. The Registrant incurred depreciation expense in the amount of $66,383 for the three months ended June 30, 1998 and 1997. The Registrant incurred depreciation expense in the amount of $132,766 for the six months ended June 30, 1998 and 1997.

As a result of the decrease in revenues totaling $4,707 for the three months ended June 30, 1998 as compared to the corresponding period in 1997, and the increases in general and administrative expenses of $3,929, the Registrant's net income decreased from $112,854 for the three months ended June 30, 1997 to $104,218 for the corresponding period in 1998. As a result of the decrease in revenues totaling $8,640 for the six months ended June 30, 1998 as compared to the corresponding period in 1997, and the increase in general and administrative expenses of $3,862, the Registrant's net income decreased from $197,609 for the six months ended June 30, 1997 to $185,107 for the corresponding period in 1998.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

On May 19, 1998, the Special Limited Partner resigned. Consistent with the Partnership Agreement, the General Partner assumed the duties and responsibilities of the Special Limited Partner.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibit 27 - Financial Data Schedule.

(b) No reports on Form 8-K were filed during the six months ended June 30, 1998.

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


                                            DEL TACO RESTAURANT PROPERTIES III
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  July 31, 1998                        /s/ Robert J. Terrano
                                            ---------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  July 31, 1998                        /s/ C. Douglas Mitchell
                                            -------------------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller

                                 EXHIBIT INDEX

Exhibit
Number       Description
------       -----------
   27        Financial Data Schedule