Form 10-Q
period 1998-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 1998-11-06
CIK 786360

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                      INDEX

                       DEL TACO RESTAURANT PROPERTIES III


PART I.  FINANCIAL INFORMATION                                            PAGE NUMBER
------------------------------                                            -----------
Item 1.  Financial Statements and Supplementary Data

Balance Sheets at September 30, 1998 (Unaudited) and
     December 31, 1997                                                          3

Statements of Income for the three and nine months ended
     September 30, 1998 and 1997 (Unaudited)                                    4

Statements of Cash Flows for the nine months ended
     September 30, 1998 and 1997 (Unaudited)                                    5

Notes to Financial Statements                                                   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                          9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                      11

SIGNATURES                                                                     12

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                        SEPTEMBER 30         December 31
                                                           1998                 1997
                                                        ------------        -----------
                                                        (UNAUDITED)
                                        ASSETS
CURRENT ASSETS:
  Cash                                                  $   212,645         $   189,315
  Receivable from General Partner (Note 5)                   61,974              59,368
  Deposits                                                    2,011               1,000
                                                        -----------         -----------
    Total current assets                                    276,630             249,683
                                                        -----------         -----------

RESTRICTED CASH (NOTE 2)                                     99,895             107,809
                                                        -----------         -----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                                   4,405,966           4,405,966
  Buildings and improvements                              2,954,959           2,954,959
  Machinery and equipment                                 1,522,922           1,522,922
                                                        -----------         -----------
                                                          8,883,847           8,883,847
  Less--accumulated depreciation                          2,632,843           2,437,557
                                                        -----------         -----------
                                                          6,251,004           6,446,290
                                                        -----------         -----------
                                                        $ 6,627,529         $ 6,803,782
                                                        ===========         ===========

                           LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                           $    18,149         $     4,006
  Accounts Payable                                            3,035               9,938
                                                        -----------         -----------
       Total current liabilities                             21,184              13,944
                                                        -----------         -----------

OBLIGATION TO GENERAL PARTNER                               577,510             577,510
                                                        -----------         -----------

PARTNERS' EQUITY:
  Limited Partners                                        6,064,143           6,245,880
  General Partner-Del Taco, Inc.                            (35,308)            (33,552)
                                                        -----------         -----------
                                                          6,028,835           6,212,328
                                                        -----------         -----------
                                                        $ 6,627,529         $ 6,803,782
                                                        ===========         ===========

                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                          SEPTEMBER 30                    SEPTEMBER 30
                                    ------------------------        ------------------------
                                      1998            1997            1998            1997
                                    --------        --------        --------        --------
REVENUES:
  Rent (Notes 4 and 5)              $193,195        $187,675        $540,983        $543,882
  Interest                             2,645           2,497           6,798           7,874
  Other                                1,000           1,325           2,677           2,000
                                    --------        --------        --------        --------
                                     196,840         191,497         550,458         553,756
                                    --------        --------        --------        --------
EXPENSES:
  General and administrative           9,282           7,396          45,028          39,280
  Depreciation                        62,520          66,383         195,286         199,149
                                    --------        --------        --------        --------
                                      71,802          73,779         240,314         238,429
                                    --------        --------        --------        --------
Net income                          $125,038        $117,718        $310,144        $315,327
                                    ========        ========        ========        ========
Net income per Limited
  Partnership Unit (Note 3)         $   2.61        $   2.46        $   6.48        $   6.59
                                    ========        ========        ========        ========


                 The accompanying notes are an integral part of
                           these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                     -------------------------
                                                        1998           1997
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                          $  310,144     $  315,327
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                        195,286        199,149
    Increase (decrease)in payable to
     Limited Partners                                    14,143           (256)
    Increase in receivable from
     General Partner                                     (2,606)        (3,308)
    Decrease in accounts payable                         (6,902)          (488)
    Increase in deposits                                 (1,011)            --
                                                     ----------     ----------

       Net cash provided by operating
        activities                                      509,054        510,424
                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Decrease in restricted cash                              7,913          2,808
                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Redemption of Limited Partnership Units                 (7,913)        (2,808)
 Cash distribution to partners                         (485,724)      (502,677)
                                                     ----------     ----------
       Net cash used in financing
        activities                                     (493,637)      (505,485)
                                                     ----------     ----------

Increase in cash                                         23,330          7,747

Beginning cash balance                                  189,315        190,185
                                                     ----------     ----------

Ending cash balance                                  $  212,645     $  197,932
                                                     ==========     ==========


                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1998, the results of operations and cash flows for the nine month periods ended September 30, 1998 and 1997 have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - RESTRICTED CASH

At September 30, 1998 the partnership had a restricted cash balance of $99,895. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 47,378 in 1998 and 47,399 in 1997.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1998

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT - (Continued)

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

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Registrant had a total of nine Properties leased to Del Taco as of September 30, 1998 (Del Taco, in turn, has subleased one of the restaurants). The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases.

For the three months ended September 30, 1998, the eight restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,494,530 and net income of $79,072 as compared to $1,371,159 and $49,770 respectively, for the corresponding period in 1997. Net income by restaurant includes charges for general & administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $115,438 as compared with $109,463 during the same period in 1997.

For the nine months ended September 30, 1998, the eight restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $4,183,655 and net income of $186,422 as compared to $3,980,197 and $126,752 respectively, for the corresponding period in 1997. For the nine months ended September 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the Registrant is the lessor, had unaudited sales of $324,541 as compared with $302,159 during the same period in 1997.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1998

NOTE 4 - LEASING ACTIVITIES - (Continued)

For the three months and nine months ended September 30, 1998, the East Valley Blvd. restaurant in Walnut, California reported net losses of $2,150 and $6,507 as compared to net losses of $4,512 and $16,599 respectively, for the corresponding period in 1997. For the three months and nine months ended September 30, 1998, the Vista Way restaurant in Vista, California reported net income of $1,355 and a net loss of $7,295 as compared to a net loss of $545 and net income of $492 respectively, for the corresponding period in 1997.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 13, 1998.

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

NOTE 6 - DISTRIBUTIONS

On October 12, 1998, a distribution to the Limited Partners of $186,862 or approximately $3.95 per Limited Partnership Unit, was approved. Such distribution was paid on October 15, 1998. The General Partner also received a distribution of $1,887 with respect to its 1% partnership interest.

NOTE 7 - SALE OF PROPERTY

In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612, resulting in a gain of $4,112.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant commenced offering of Limited Partnership Units on February 21, 1986. By June 1, 1987, the sale of such Units provided a total capitalization for the Registrant of $12,001,000. 14.7 percent of the cash received from the sale of Limited Partnership Units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $9,500,000 of the remaining funds were expended for the acquisition of sites and construction of ten restaurants. During 1987, the first three restaurants opened for business. Four additional restaurants opened in 1988, two additional restaurants opened in 1989, and the tenth restaurant opened in 1990. In February 1992, the Registrant distributed to Limited Partners of record on December 31, 1991 $280,553 of net proceeds not utilized as reserves and not invested in Properties. One restaurant was sold in November 1997.

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

The September 30, 1998 restricted cash balance is a death and disability redemption fund totaling $99,895. Such fund is maintained in an interest bearing account at a major commercial bank. A Limited Partner has the right, under certain circumstances involving such Limited Partner's death or disability, to tender to the Registrant for redemption all of the Units owned of record by such Limited Partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. All questions regarding the eligibility of a Limited Partner or the estate of a deceased Limited Partner to participate in the redemption fund are determined by the General Partner.

Results of Operations

The Registrant owns nine properties that are under long-term lease to Del Taco for restaurant operations (Del Taco, in turn, has subleased one of the restaurants). The Registrant receives rental revenues equal to 12 percent of restaurant sales. The Registrant had rental revenue of $193,195 for the three months ended September 30, 1998, representing an increase from the rental revenues of $187,675 during the same period in 1997. The Registrant had rental revenues of $540,983 for the nine months ended September 30, 1998, representing a decrease from the rental revenues of $543,882 during the same period in 1997. The changes in rental revenues was caused by increased sales at most restaurants and the sale of the Twentynine Palms restaurant.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30                    SEPTEMBER 30
                                                   ------------------------        ------------------------
                                                     1998            1997            1998            1997
                                                   --------        --------        --------        --------
Rancho California Plaza,
 Rancho California, CA                             $ 30,064        $ 27,864        $ 84,188        $ 84,095

East Vista Way, Vista, CA                            16,205          15,193          45,324          43,924

4th Street, Perris, CA                               30,788          26,757          86,163          78,052

Foothill Blvd., Upland, CA                           22,603          20,070          62,616          57,251

Plaza at Puente Hills, Industry, CA                  14,967          14,712          41,104          41,893

Twentynine Palms Hwy., Twentynine Palms, CA              --          10,000              --          30,000

East Valley Blvd., Walnut, CA                        12,463          10,997          33,995          31,642

W. Sepulveda Blvd., Los Angeles, CA                  13,853          13,136          38,945          36,259

Lassen Street, Chatsworth, CA                        29,586          28,813          85,068          80,766

Hesperia Road, Victorville, CA                       22,666          20,133          63,580          60,000
                                                   --------        --------        --------        --------
         Total                                     $193,195        $187,675        $540,983        $543,882
                                                   ========        ========        ========        ========

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:
                               Percentage of Total
                        General & Administrative Expense

                                               Nine Months Ended
                                                  September 30
                                            ---------------------
                                              1998         1997
                                            --------     --------
         Accounting fees                       53.91%       53.32%
         Distribution of information
           to Limited Partners                 44.29        44.64
         Other                                  1.80         2.04
                                            --------     --------
                                              100.00%      100.00%
                                            ========     ========

Certain reclassifications have been made to the fiscal year 1997 general and administrative expenses to conform to the fiscal year 1998 presentation. Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the three months ended September 30, general and administrative expenses increased from $7,396 in 1997 to $9,282 in 1998. For the nine months ended September 30, general and administrative expenses increased from $39,280 in 1997 to $45,028 in 1998. General and administrative expenses increased due to increased costs of printing and distribution. The Registrant incurred depreciation expense in the amount of $62,520 and $66,383 for the three months ended September 30, 1998 and 1997, respectively. The Registrant incurred depreciation expense in the amount of $195,286 and $199,149 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in depreciation expense is a result of certain equipment becoming fully depreciated in 1998.

As a result of the increase in revenues totaling $5,343 for the three months ended September 30, 1998 as compared to the corresponding period in 1997, and the decrease in expenses totaling $1,977, the Registrant's net income increased from $117,718 for the three months ended September 30, 1997 to $125,038 for the corresponding period in 1998. As a result of the decrease in revenues totaling $3,298 for the nine months ended September 30, 1998 as compared to the corresponding period in 1997, and the increase in expenses totaling $1,885, the Registrant's net income decreased from $315,327 for the nine months ended September 30, 1997 to $310,144 for the corresponding period in 1998.

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

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1998.

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


                                        DEL TACO RESTAURANT PROPERTIES III
                                        (a California limited partnership)
                                        Registrant

                                        Del Taco, Inc.
                                        General Partner


Date: October 30, 1998                  /s/ Robert J. Terrano
                                        ----------------------------------------
                                        Robert J. Terrano
                                        Executive Vice President,
                                        Chief Financial Officer


Date: October 30, 1998                  /s/ C. Douglas Mitchell
                                        ----------------------------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate Controller

                                 EXHIBIT INDEX


Exhibit
Number                             Description
------                             -----------

  27                          Financial Data Schedule.