Form 10-K
period 1998-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 1999-03-10
CIK 786360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM ___________ TO ______________


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

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S FORM S-11 REGISTRATION STATEMENT FILED DECEMBER 30, 1985 ARE INCORPORATED BY REFERENCE INTO PART IV OF THIS REPORT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

The partnership is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The partnership's General Partner is Del Taco, Inc., a California corporation ("General Partner"). The partnership sold 48,000 units totaling $12 million through an offering of limited partnership units from February 1986 through June 1987. The term of the partnership agreement is until December 31, 2025 unless terminated earlier by means provided in the partnership agreement.

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. As of December 31, 1998, the partnership had a total of nine properties leased to Del Taco.

The partnership has no full time employees. The partnership agreement assigns full authority for general management and supervision of the business affairs of the partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the partnership. Limited partners have no right to participate in the management or conduct of the partnership's business affairs.

ITEM 2. PROPERTIES

The partnership acquired ten properties with proceeds obtained from the sale of limited partnership units:

                                                                                             Date of
                                                                     Restaurant            Commencement
Address              City, State             Date of Acquisition     Constructed          of Operation(1)
-------              -----------             -------------------     -----------          ---------------
Rancho California    Rancho California, CA   December 23, 1986     60 seat with drive    July 14, 1987
Plaza                                                              through service
                                                                   window

East Vista Way       Vista, CA               February 24, 1987     60 seat with drive    September 10, 1987
                                                                   through service
                                                                   window

4th Street           Perris, CA              June 24, 1987         60 seat with drive    December 16, 1987
                                                                   through service
                                                                   window

Foothill Boulevard   Upland, CA              August 3, 1987        60 seat with drive    January 12, 1988
                                                                   through service
                                                                   window

Plaza at Puente      Industry, CA            May 12, 1987          60 seat with drive    February 24, 1988
Hills                                                              through service
                                                                   window

Twentynine Palms     Twentynine Palms, CA    December 14, 1987     60 seat with drive    May 17, 1988(2)
Highway                                                            through service
                                                                   window

East Valley          Walnut, CA              April 29, 1988        60 seat with drive    August 31, 1988
Boulevard                                                          through service
                                                                   window

West Sepulveda       Los Angeles, CA         July 8, 1988          60 seat with drive    January 12, 1989(3)
Boulevard                                                          through service
                                                                   window

Lassen Street        Chatsworth, CA          January 27, 1989      60 seat with drive    August 21, 1989
                                                                   through service
                                                                   window

Hesperia Road        Victorville, CA         December 29, 1989     100 seat with drive   July 5, 1990
                                                                   through service
                                                                   window

-------------

(1) Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

(2) In November 1997, the Twentynine Palms property was sold yielding net proceeds to the partnership of $278,612.

(3) The restaurant was subleased to a franchisee of Del Taco, Inc. and the restaurant operated as a Del Taco restaurant. On December 29, 1998 the franchise agreement for this restaurant expired. Del Taco began operation of this restaurant as a company-managed facility on December 29, 1998.


PART II


ITEM 3. LEGAL PROCEEDINGS

The partnership is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,537 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 8 to the Notes to the Financial Statements contained under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------
                                      1998            1997            1996            1995            1994
                                      ----            ----            ----            ----            ----
Rental revenue                      $728,690        $725,397        $722,856        $724,382        $701,039

Interest and
 other income                         12,450          13,152           9,464           9,087           8,090

Net income                           442,863         422,201         292,257         394,502         368,343

Net income
 per limited
 partnership
 unit (1)                               9.26            8.82            6.10            8.22            7.66

Cash distributions
 per limited
 partnership
 unit (2)(3)(4)(5)(6)
   From operations                     14.10           14.38           14.09           14.18           18.30
   Return of
     capital                                            5.88

Total assets                       6,589,673       6,803,782       7,345,412       7,741,938       8,035,079

Long-term obligations                577,510         577,510         577,510         577,510         577,510

------------
(1) The net income per limited partnership unit was calculated based upon 47,370, 47,398, 47,461, 47,513 and 47,573 weighted average units outstanding for years 1998, 1997, 1996, 1995 and 1994, respectively.

(2) Cash distributions for the quarter ended December 31, 1994 amounted to $3.56 per limited partnership unit and were paid January 17, 1995. Five distributions were disbursed during the year ended December 31, 1994.

(3) Cash distributions for the quarter ended December 31, 1995 amounted to $3.64 per limited partnership unit and were paid January 17, 1996. Four distributions were disbursed during the year ended December 31, 1995.

(4) Cash distributions for the quarter ended December 31, 1996 amounted to $3.63 per limited partnership unit and were paid January 31, 1997. Four distributions were disbursed during the year ended December 31, 1996.

(5) Cash distributions for the quarter ended December 31, 1997 amounted to $3.71 per limited partnership unit and were paid January 31, 1998. Five distributions were disbursed during the year ended December 31, 1997. One of the distributions was the proceeds from the sale of the Twentynine Palms property.

(6) Cash distributions for the quarter ended December 31, 1998 amounted to $3.82 per limited partnership unit and were paid January 31, 1999. Four distributions were disbursed during the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The partnership offered limited partnership units for sale between February 1986 and June 1987. 14.7% of the $12 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $9.5 million of the remaining funds were used to acquire sites and build ten restaurants. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners.

The nine restaurants leased to Del Taco make up almost all of the income producing assets of the partnership. Therefore, the business of the partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

As described in note 6 to the Notes to the Financial Statements contained under
Item 8, the partnership has a death and disability redemption fund totaling $99,896 at December 31, 1998. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612.

The following table sets forth rental revenue earned by restaurant for the year:

                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                              1998            1997            1996
                                                              ----            ----            ----

Rancho California Plaza, Rancho Calif., CA                  $113,412        $112,285        $126,262

East Vista Way, Vista, CA                                     61,460          58,517          59,497

4th Street, Perris, CA                                       117,303         105,274         101,463

Foothill Blvd., Upland, CA                                    85,121          76,897          72,446

Plaza at Puente Hills, Industry, CA                           55,176          55,947          54,231

Twentynine Palms Hwy., Twentynine Palms, CA                        -          33,663          40,000

East Valley Blvd., Walnut, CA                                 45,705          42,274          40,064

W. Sepulveda Blvd., Los Angeles, CA                           51,768          49,061          46,704

Lassen Street, Chatsworth, CA                                112,348         108,711         101,374

Hesperia Road, Victorville, CA                                86,397          82,768          80,815
                                                            --------        --------        --------
              Total                                         $728,690        $725,397        $722,856
                                                            ========        ========        ========


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $728,690 during the year ended December 31, 1998, which represents an increase of $3,293 from 1997. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

                  PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE

                                               Year Ended December 31,
                                        ------------------------------------
                                          1998           1997           1996
                                        -------        -------        ------
Accounting fees                          29.25%         26.94%        29.42%
Distribution of
  information to
  limited partners                       69.34%         71.60%        67.83%
Other                                     1.41           1.46          2.75
                                        ------         ------        ------
                                        100.00%        100.00%       100.00%
                                        ======         ======        ======

General and administrative costs increased from 1997 to 1998 due to increased costs for printing and distribution of documents. Depreciation decreased in 1998 and 1997 because certain equipment became fully depreciated during 1997.

Net income increased by $20,662 from 1997 to 1998 due mostly to the decrease in depreciation expense of $23,834 which was partially offset by the $1,651 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

On May 19, 1998, the special limited partner resigned. Consistent with the partnership agreement, the General Partner assumed the duties and responsibilities of the special limited partner.

ITEM 8. FINANCIAL STATEMENTS


PART I. INFORMATION


                INDEX                                                PAGE NUMBER
                -----                                                -----------

Report of Independent Public Accountants                                  10

Balance Sheets at December 31, 1998 and 1997                              11

Statements of Income for the years ended
  December 31, 1998, 1997 and 1996                                        12

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1998                                 13

Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                                        14

Notes to Financial Statements                                          15-20

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
  Del Taco Restaurant Properties, III:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            /s/ ARTHUR ANDERSEN LLP
                                            -----------------------------------
                                                ARTHUR ANDERSEN LLP


Orange County, California
February 12, 1999

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                       DECEMBER 31,
                                               -----------------------------
                                                  1998              1997
                                               -----------       -----------
                                     ASSETS
CURRENT ASSETS:
  Cash                                         $   219,876       $   189,315
  Receivable from Del Taco, Inc. (Note 5)           63,803            59,368
  Deposits                                           1,506             1,000
                                               -----------       -----------
     Total current assets                          285,185           249,683
                                               -----------       -----------

RESTRICTED CASH (NOTE 6)                            99,896           107,809
                                               -----------       -----------

PROPERTY AND EQUIPMENT, AT COST (NOTE 1):
  Land and improvements                          4,405,966         4,405,966
  Buildings and improvements                     2,954,959         2,954,959
  Machinery and equipment                        1,522,922         1,522,922
                                               -----------       -----------
                                                 8,883,847         8,883,847
    Less: accumulated depreciation               2,679,255         2,437,557
                                               -----------       -----------
                                                 6,204,592         6,446,290
                                               -----------       -----------

                                               $ 6,589,673       $ 6,803,782
                                               ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to limited partners                  $    31,604       $     4,006
  Accounts payable                                   7,628             9,938
                                               -----------       -----------
     Total current liabilities                      39,232            13,944
                                               -----------       -----------

OBLIGATION TO GENERAL PARTNER (NOTE 3)             577,510           577,510
                                               -----------       -----------

PARTNERS' EQUITY (NOTE 2):
  Limited partners                               6,008,797         6,245,880
  General Partner - Del Taco, Inc.                 (35,866)          (33,552)
                                               -----------       -----------
                                                 5,972,931         6,212,328
                                               -----------       -----------

                                               $ 6,589,673       $ 6,803,782
                                               ===========       ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                                YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                           1998          1997          1996
                                         --------      --------      --------
REVENUES:
  Rent (Note 4)                          $728,690      $725,397      $722,856
  Interest                                  9,007        10,227         8,689
  Other                                     3,443         2,925           775
  Gain on sale of property (Note 9)            --         4,112            --
                                         --------      --------      --------
                                          741,140       742,661       732,320
                                         --------      --------      --------
EXPENSES:
  General and administrative               56,579        54,928        56,247
  Depreciation                            241,698       265,532       281,447
  Writedown of real estate held
   for resale (Note 9)                         --            --       102,369
                                         --------      --------      --------
                                          298,277       320,460       440,063
                                         --------      --------      --------

Net income                               $442,863      $422,201      $292,257
                                         ========      ========      ========
Net income per limited
  partnership unit (Note 1)              $   9.26      $   8.82      $   6.10
                                         ========      --------      ========


                     The accompanying notes are an integral
                       part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1998

                                            Limited Partners
                                         ------------------------          General
                                         Units           Amount             Partner            Total
                                         ------       -----------          --------       -----------
Balance, December 31, 1995               47,498       $ 7,186,807           (27,051)      $ 7,159,756
   Net income                                --           289,335             2,922           292,257
   Redemption of units                      (88)          (15,659)               --           (15,659)
   Cash distributions (Note 8)               --          (668,877)           (6,756)         (675,633)
                                         ------       -----------       -----------       -----------
Balance, December 31, 1996               47,410         6,791,606           (30,885)        6,760,721
   Net income                                --           417,979             4,222           422,201
   Redemption of units                      (16)           (2,808)               --            (2,808)
   Cash distributions (Note 8)               --          (960,897)           (6,889)         (967,786)
                                         ------       -----------       -----------       -----------
Balance, December 31, 1997               47,394         6,245,880           (33,552)        6,212,328
   Net income                                --           438,434             4,429           442,863
   Redemption of units                      (48)           (7,913)               --            (7,913)
   Cash distributions (Note 8)               --          (667,604)           (6,743)         (674,347)
                                         ------       -----------       -----------       -----------
Balance, December 31, 1998               47,346       $ 6,008,797       $   (35,866)      $ 5,972,931
                                         ======       ===========       ===========       ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                1998            1997            1996
                                                              ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                    $ 442,863       $ 422,201       $ 292,257
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                                  241,698         265,532         281,447
  Gain on sale of property                                           --          (4,112)             --
  Writedown of real estate held for resale                           --              --         102,369
  Increase (decrease) in payable to limited partners             27,598            (175)            933
  (Increase) decrease in receivable from General Partner         (4,435)         (2,080)          2,746
   (Decrease) increase in accounts payable                       (2,310)          6,938           1,569
   Increase in deposits                                            (506)             --              --
                                                              ---------       ---------       ---------

     Net cash provided by operating activities                  704,908         688,304         681,321
                                                              ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net proceeds from sale of property                                   --         278,612              --
Decrease in restricted cash                                       7,913           2,808          15,659
                                                              ---------       ---------       ---------

     Net cash provided by investing activities                    7,913         281,420          15,659
                                                              ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of limited partnership units                          (7,913)         (2,808)        (15,659)
Cash distribution to partners                                  (674,347)       (967,786)       (675,633)
                                                              ---------       ---------       ---------

     Net cash used by financing activities                     (682,260)       (970,594)       (691,292)
                                                              ---------       ---------       ---------

INCREASE (DECREASE) IN CASH                                      30,561            (870)          5,688

BEGINNING CASH BALANCE                                          189,315         190,185         184,497
                                                              ---------       ---------       ---------

ENDING CASH BALANCE                                           $ 219,876       $ 189,315       $ 190,185
                                                              =========       =========       =========


                     The accompanying notes are an integral
                       part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE PARTNERSHIP: Del Taco Restaurant Properties III (a California limited partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner for operation under the Del Taco trade name). As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 1998, Del Taco Restaurant Properties III had nine properties in operation.

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

In fiscal 1996, the partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The adoption of SFAS No. 121 did not have a material effect on the partnership's financial statements.

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

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NET INCOME PER LIMITED PARTNERSHIP UNIT: The net income per limited partnership unit was calculated based upon 47,370, 47,398 and 47,461 weighted average units outstanding in 1998, 1997, and 1996, respectively.

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

NOTE 3 - SITE ACQUISITION AND DEVELOPMENT FEE

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners' interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 1998, 1997 and 1996.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 4 - LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases, except for the restaurant which was located in Twentynine Palms, California. Prior to the sale of this property in November 1997, the subleasee paid a base rent of $3,333.33 per month.

The partnership had a total of nine properties leased to Del Taco as of December 31, 1998.

The eight restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $5,641,018, $5,355,612, and $5,301,274 and unaudited net income of $273,544, $206,143 and $154,989 for the years ended December 31, 1998, 1997 and 1996, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee from January 1, 1998 to December 29, 1998, for which the partnership is the lessor, had unaudited sales of $431,400, $408,841 and $389,198 for the years ended December 31, 1998, 1997 and
1996, respectively.

The East Valley Blvd. Restaurant in Walnut, California had unaudited net losses of $5,076, $18,594 and $19,991 for the years ended December 31, 1998, 1997 and
1996, respectively. The Vista Way Restaurant in Vista, California had an unaudited net loss of $1,899 for the year ended December 31, 1998 and unaudited net income of $1,546 and $5,968 for the years ended December 31, 1997 and 1996, respectively.

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1998. The rent receivable was collected on January 17, 1999.

The General Partner received $6,743 in distributions relating to its one percent interest in the partnership for the year ended December 31, 1998.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


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

NOTE 6 - RESTRICTED CASH

At December 31, 1998 and 1997 the partnership had restricted cash balances of $99,896 and $107,809, respectively. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner's death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7  - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                             1998          1997           1996
                                             ----          ----           ----
Net income per financial statements        $442,863      $422,201       $292,257
Tax loss on sale of asset                        --      (107,920)            --
Write down of real estate                        --            --        102,368
Excess book depreciation                    145,232       164,586        154,745
                                           --------      --------       --------

Taxable income                             $588,095      $478,867       $549,370
                                           ========      ========       ========

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 7 - INCOME TAXES - CONTINUED

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1998, is as follows:

Partners' equity per financial statements                            $5,972,931

Issue costs of limited partnership
  units capitalized for tax purposes                                  1,741,676

Excess tax depreciation                                                 396,658

Tax loss on sale of assets                                             (107,920)

Other                                                                        83
                                                                     ----------
Net worth for tax purposes                                           $8,003,428
                                                                     ==========

NOTE 8 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 1998 were as follows:

                                                                        Weighted           Number of
                                                     Cash               Average              Units
                                                 Distributions         Number of        Outstanding at
                                                  per Limited            Units            the End of
Quarter Ended                                  Partnership Unit       Outstanding           Quarter
-------------                                  ----------------       -----------       --------------

December 31, 1995                                    $ 3.64               47,498              47,498
March 31, 1996                                         3.31               47,498              47,498
June 30, 1996                                          3.42               47,498              47,498
September 30, 1996                                     3.72               47,472              47,410
                                                     ------
  Total paid in 1996                                 $14.09
                                                     ======

December 31, 1996                                    $ 3.63               47,410              47,410
March 31, 1997                                         3.39               47,410              47,410
June 30, 1997                                          3.47               47,394              47,394
September 30, 1997                                     3.89               47,394              47,394
                                                     ------
  Amount from operations                              14.38
Return of capital (December 1997)                      5.88               47,398
                                                     ------
  Total paid in 1997                                 $20.26
                                                     ======

December 31, 1997                                     $3.71               47,394              47,394
March 31, 1998                                         2.97               47,394              47,394
June 30, 1998                                          3.47               47,378              47,346
September 30, 1998                                     3.95               47,370              47,346
                                                     ------
  Total paid in 1998                                 $14.10
                                                     ======

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 8 - CASH DISTRIBUTIONS TO LIMITED PARTNERS - CONTINUED

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1998 amounted to $3.82 per limited partnership unit and were paid January 31, 1999.

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

                                    PART III


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:


Name                         Title                                              Age
----                         -----                                              ---
Kevin K. Moriarty            Director, Chairman and Chief Executive Officer     52

C. Ronald Petty              President                                          54

Paul W. Hitzelberger         Executive Vice President, Brand Strategy and
                               Franchise Relations/Development                  54

Robert J. Terrano            Executive Vice President and
                               Chief Financial Officer                          43

James D. Stoops              Executive Vice President, Operations               46

Janet D. Simmons             Senior Vice President, Purchasing                  42

Michael L. Annis             Vice President, Secretary and General Counsel      52

C. Douglas Mitchell          Vice President and Corporate Controller            48

Annette D. Shehan            Vice President, Marketing                          37

Shirlene Lopez               Vice President, Corporate Development              34


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1999.

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

C. RONALD PETTY, President of Del Taco, Inc. Mr. Petty began his career in the restaurant business in 1973 with McDonald's Corporation. He was employed by McDonald's in a real estate capacity until 1978. For the next 12 years, Mr. Petty was in various officer positions with Burger King. These positions included Vice President of Real Estate, Sr. Vice President of Development, Region Vice President, Sr. Vice President European Operations, President of International and President of U.S. Mr. Petty served as President of Miami Subs from 1990-1992; President and CEO of Denny's 1993-1996; President and CEO of Peter Piper Pizza 1996-1998; President of Del Taco December 1998-present.

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

ANNETTE D. SHEHAN, Vice President, Marketing of Del Taco, Inc. From 1984-1994 Ms. Shehan was with Jack In The Box Restaurants where she held various positions in Research & Development, Product Marketing and Advertising/Media. Ms. Shehan was hired in 1994 as Manager of Broadcast Advertising with HomeBase, Inc. a home improvement retailer, a post she held until 1998 when she became Vice President, Marketing for Del Taco, Inc. Ms. Shehan has a Bachelor of Science Degree in Food Science from California Polytechnic University, San Luis Obispo and a Master of Business Administration from San Diego State University.

SHIRLENE LOPEZ, Vice President, Corporate Development & Design of Del Taco, Inc. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager in support of the field and office manager. In 1994, she was promoted to Executive Project Manager of reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design. Ms. Lopez has held her current position since August 1997.


ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

The partnership has no executive officers or directors and pays no direct remuneration to any executive officer or director of its General Partner. The partnership has not issued any options or stock appreciation rights to any executive officer or director of its General Partner, nor does the partnership propose to pay any annuity, pension or retirement benefits to any executive officer or director of its General Partner. The partnership has no plan, nor does the partnership presently propose a plan, which will result in any remuneration being paid to any executive officer or director of the General Partner upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person of record currently owns more than five percent of limited partnership units of the partnership, nor was any person known of by the partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b) Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the partnership.

(c) The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) No transactions have occurred between the partnership and any executive officer or director of its General Partner.

        During 1998, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

        (1) The General Partner earned $4,429 as its one percent share of the net income of the partnership.

        (2) The General Partner received $6,743 in distributions relating to its one percent interest in the partnership.

(b) During 1998, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 1998 for any amount in excess of $60,000.

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

(b)     No reports on Form 8-K were filed during the last quarter of 1998.

(c)     Exhibits required by Item 601 of Regulation S-K:

        1. Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as
               Exhibit 3.01 to Partnership's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

        2. Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

        3. Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

                DEL TACO RESTAURANT PROPERTIES III - SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                                                              Cost capitalized   Gross amount at
                                                        Initial cost            subsequent to    which carried at
                                                         to company              acquisition     close of period
                                                ---------------------------   ----------------   ----------------
                                                    Land        Buildings &                      Land, buildings
  Description                                      & land         Improve-        Carrying       & improvements    Accumulated
(All Restaurants)             Encumbrances      improvements       ments           costs               Total      depreciation
-----------------             ------------      ------------    -----------       --------       --------------   ------------
Rancho California, CA            $ --           $  384,400      $  257,807         $ --            $  642,207      $  100,885
Vista, CA                          --              512,130         343,471           --               855,601         134,407
Industry, CA                       --              627,082         420,566           --             1,047,648         164,576
Perris, Ca                         --              437,522         293,434           --               730,956         114,826
Upland, CA                         --              281,827         189,014           --               470,841          73,964
Walnut, CA                         --              340,848         228,597           --               569,445          89,454
Los Angeles, CA                    --              674,283         452,223           --             1,126,506         176,964
Chatsworth, CA                     --              642,475         430,890           --             1,073,365         168,615
Victorville, CA                    --              505,399         338,957           --               844,356         132,643
                                 --------------------------------------------------------------------------------------------
                                 $ --           $4,405,966      $2,954,959         $ --            $7,360,925      $1,156,334
                                 ============================================================================================


                                                                   Life on which
                                                              depreciation in latest
   Description                       Date of        Date         income statement
(All Restaurants)                  construction   acquired         is computed
-----------------                  ------------   --------    ----------------------
Rancho California, CA                  1986         1986         20 (LI), 35 (BI)
Vista, CA                              1987         1987         20 (LI), 35 (BI)
Industry, CA                           1987         1987         20 (LI), 35 (BI)
Perris, Ca                             1987         1987         20 (LI), 35 (BI)
Upland, CA                             1987         1987         20 (LI), 35 (BI)
Walnut, CA                             1988         1988         20 (LI), 35 (BI)
Los Angeles, CA                        1988         1988         20 (LI), 35 (BI)
Chatsworth, CA                         1989         1989         20 (LI), 35 (BI)
Victorville, CA                        1989         1989         20 (LI), 35 (BI)

                                                                 Accumulated
                                                 Restaurants     Depreciation
                                                 -----------     ------------
Balances at December 31, 1995:                   $ 7,802,513      $ 910,410
   Acquisitions                                           --        113,240
   Sales                                                  --             --
   Writedown of property                            (441,588)       (93,796)
                                                 --------------------------
Balances at December 31, 1996:                     7,360,925        929,854
   Acquisitions                                           --        113,240
   Sales                                                  --             --
                                                 --------------------------
Balances at December 31, 1997:                     7,360,925      1,043,094
   Acquisitions                                           --        113,240
   Sales                                                  --             --
                                                 --------------------------
Balances at December 31, 1998:                   $ 7,360,925    $ 1,156,334
                                                 ==========================

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              DEL TACO RESTAURANT PROPERTIES III
                                              a California limited partnership


                                              Del Taco, Inc.
                                              General Partner



Date March 07, 1999                           Kevin K. Moriarty
     --------------                           -----------------
                                              Kevin K. Moriarty
                                              Director, Chairman and Chief
                                              Executive Officer



Date March 07, 1999                          Michael L. Annis
     --------------                          ----------------
                                             Michael L. Annis
                                             Vice President, Secretary and
                                             General Counsel




Date March 07, 1999                          Robert J. Terrano
     --------------                          -----------------
                                             Robert J. Terrano
                                             Executive Vice President and
                                             Chief Financial Officer




Date March 07, 1999                         C. Douglas Mitchell
     --------------                         -------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 27.1          Financial Data Schedule