Form 10-Q
period 1999-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 1999-05-05
CIK 786360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED,      MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO          .
                               ---------    ---------
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

                       DEL TACO RESTAURANT PROPERTIES III


PART I.  FINANCIAL INFORMATION                                                       PAGE NUMBER
                                                                                     -----------


Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1999 (Unaudited) and
     December 31, 1998                                                                   3

Statements of Income for the three months ended
     March 31, 1999 and 1998 (Unaudited)                                                 4

Statements of Cash Flows for the three months ended
     March 31, 1999 and 1998 (Unaudited)                                                 5

Notes to Financial Statements                                                            6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                   9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                               11


SIGNATURES                                                                              12


                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                                       MARCH 31                December 31
                                                                         1999                      1998
                                                                      -----------              -----------
                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                $   180,475               $   219,876
  Receivable from General Partner (Note 5)                                 62,809                    63,803
  Deposits                                                                  1,182                     1,506
                                                                      -----------               -----------
    Total current assets                                                  244,466                   285,185
                                                                      -----------               -----------

RESTRICTED CASH (NOTE 2)                                                   97,291                    99,896
                                                                      -----------               -----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                                                 4,405,966                 4,405,966
  Buildings and improvements                                            2,954,959                 2,954,959
  Machinery and equipment                                               1,522,922                 1,522,922
                                                                      -----------               -----------
                                                                        8,883,847                 8,883,847
  Less--accumulated depreciation                                        2,707,565                 2,679,255
                                                                      -----------               -----------
                                                                        6,176,282                 6,204,592
                                                                      -----------               -----------

                                                                      $ 6,518,039               $ 6,589,673
                                                                      ===========               ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                         $    19,346               $    31,604
  Accounts Payable                                                         10,490                     7,628
                                                                      -----------               -----------
       Total current liabilities                                           29,836                    39,232
                                                                      -----------               -----------

OBLIGATION TO GENERAL PARTNER                                             577,510                   577,510
                                                                      -----------               -----------

PARTNERS' EQUITY:
  Limited Partners                                                      5,947,155                 6,008,797
  General Partner-Del Taco, Inc.                                          (36,462)                  (35,866)
                                                                      -----------               -----------
                                                                        5,910,693                 5,972,931
                                                                      -----------               -----------

                                                                      $ 6,518,039               $ 6,589,673
                                                                      ===========               ===========


                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                            1999                  1998
                                          --------              --------
REVENUES:
  Rent (Notes 4 and 5)                    $171,876              $166,524
  Interest                                   2,215                 2,108
  Other                                        400                 1,153
                                          --------              --------
                                           174,491               169,785

EXPENSES:
  General and administrative                22,888                22,513
  Depreciation                              28,310                66,383
                                          --------              --------
                                            51,198                88,896
                                          --------              --------
Net income                                $123,293              $ 80,889
                                          ========              ========

Net income per limited
  partnership unit (Note 3)               $   2.58              $   1.69
                                          ========              ========



                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31
                                                                     1999                    1998
                                                                  ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                       $ 123,293               $  80,889
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                     28,310                  66,383
    Decrease (increase) in receivable from
       General Partner                                                  994                    (680)
    Decrease in deposits                                                324                      --
    Decrease in accounts payable and
     payable to limited partners                                     (9,396)                 (7,163)
                                                                  ---------               ---------

           Net cash provided by operating activities                143,525                 139,429
                                                                  ---------               ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease in restricted cash                                         2,605                      --
                                                                  ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Redemption of limited partnership units                             (2,605)                     --
 Cash distribution to partners                                     (182,926)               (177,501)
                                                                  ---------               ---------

        Net cash used by financing activities                      (185,531)               (177,501)
                                                                  ---------               ---------

Net decrease in cash                                                (39,401)                (38,072)

Beginning cash balance                                              219,876                 189,315
                                                                  ---------               ---------

Ending cash balance                                               $ 180,475               $ 151,243
                                                                  =========               =========



                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1999, the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998 have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - RESTRICTED CASH

At March 31, 1999 the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner's death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

                       DEL TACO RESTAURANT PROPERTIES III

                                 MARCH 31, 1999


NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 47,331 in 1999 and 47,394 in 1998.

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

On December 29, 1998, the franchise agreement for the West Sepulveda Boulevard restaurant in Los Angeles expired. Del Taco began operation of this restaurant as a company managed facility on December 29, 1998. For the three months ended March 31, 1999, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,432,300 and net income of $55,380, as compared to $1,288,548 and $47,816 respectively, for the corresponding period in 1998 which included eight restaurants operated by Del Taco. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended March 31, 1998, the one restaurant operated by a Del Taco franchisee, for which the partnership was the lessor, had unaudited sales of $99,152.

For the three months ended March 31, 1999, the East Valley Blvd. Restaurant in Walnut, California reported a net loss of $616 as compared to a net loss of $2,602 for the corresponding period in 1998.

For the three months ended March 31, 1999, the West Sepulveda Blvd. Restaurant in Los Angeles, California reported a net loss of $7,849. This restaurant was operated by a franchisee during the three months ended March 31, 1998.

                       DEL TACO RESTAURANT PROPERTIES III

                                 MARCH 31, 1999


NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 10, 1999.

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

NOTE 6 - DISTRIBUTIONS

On April 8, 1999, a distribution to the limited partners of $151,989, or approximately $3.21 per limited partnership unit, was approved. Such distribution was paid on April 24, 1999. The General Partner also received a distribution of $1,535 with respect to its 1% partnership interest.

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

As described in note 2 to the Notes to the Financial Statements, the partnership has a death and disability redemption fund totaling $97,291 at March 31, 1999. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the year:

                                                             THREE MONTHS ENDED MARCH 31
                                                              1999                  1998
                                                            --------              --------

Rancho California Plaza, Rancho California, CA              $ 27,138              $ 26,326
East Vista Way, Vista, CA                                     14,988                13,909
4th Street, Perris, CA                                        25,986                26,064
Foothill Blvd., Upland, CA                                    20,156                19,256
Plaza at Puente Hills, Industry, CA                           13,126                12,293
East Valley Blvd., Walnut, CA                                 10,963                10,293
W. Sepulveda Blvd., Los Angeles, CA                           12,592                11,898
Lassen Street, Chatsworth, CA                                 25,201                26,679
Hesperia Road, Victorville, CA                                21,726                19,806
                                                            --------              --------

                                    Total                   $171,876              $166,524
                                                            ========              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $171,876 during the three month period ended March 31, 1999, which represents an increase of $5,352 from 1998. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

                                                Percentage of Total
                                         General & Administrative Expense

                                             Three Months Ended
                                                   March 31
                                          1999                  1998
                                         -------               -------

Accounting fees                            64.66%                63.52%
Distribution of information
  to limited partners                      35.34                 36.48
                                         -------               -------

                                          100.00%               100.00%
                                         =======               =======

General and administrative costs increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation. Depreciation decreased in 1999 because certain equipment became fully depreciated during 1998.

Net income increased by $42,404 from 1998 to 1999 due to the increase in revenues of $4,706 and the decrease in depreciation expense of $38,073 which was partially offset by the $375 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1999.

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


                                   DEL TACO RESTAURANT PROPERTIES III
                                   (a California limited partnership)
                                   Registrant

                                   Del Taco, Inc.
                                   General Partner



Date:  April 30, 1999              /s/ Robert J. Terrano
                                   -------------------------------

                                   Robert J. Terrano
                                   Executive Vice President,
                                   Chief Financial Officer


Date:  April 30, 1999              /s/ C. Douglas Mitchell
                                   -------------------------------
                                   C. Douglas Mitchell
                                   Vice President and Corporate
                                   Controller

                                 EXHIBIT INDEX


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

27      Financial Data Schedule
