Form 10-Q
period 1999-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 1999-08-09
CIK 786360

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED      JUNE 30, 1999
                               ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------   ---------------

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

                       DEL TACO RESTAURANT PROPERTIES III



                                                                               PAGE NUMBER
                                                                               -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1999 (Unaudited) and
     December 31, 1998                                                              3

Statements of Income for the three and six months ended
     June 30, 1999 and 1998 (Unaudited)                                             4

Statements of Cash Flows for the six months ended
     June 30, 1999 and 1998 (Unaudited)                                             5

Notes to Financial Statements                                                       6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                              9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                          11


SIGNATURES                                                                         12

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS



                                                     JUNE 30,         December 31,
                                                      1999               1998
                                                   -----------        -----------
                                                   (UNAUDITED)
                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                           $   195,818        $   219,876
    Receivable from General Partner (Note 5)            60,872             63,803
    Deposits                                             1,088              1,506
                                                   -----------        -----------
        Total current assets                           257,778            285,185
                                                   -----------        -----------

RESTRICTED CASH (NOTE 2)                                97,291             99,896
                                                   -----------        -----------

PROPERTY AND EQUIPMENT, AT COST:
    Land and improvements                            4,405,966          4,405,966
    Buildings and improvements                       2,954,959          2,954,959
    Machinery and equipment                          1,522,922          1,522,922
                                                   -----------        -----------
                                                     8,883,847          8,883,847
    Less--accumulated depreciation                   2,735,876          2,679,255
                                                   -----------        -----------
                                                     6,147,971          6,204,592
                                                   -----------        -----------

                                                   $ 6,503,040        $ 6,589,673
                                                   ===========        ===========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

CURRENT LIABILITIES:
    Payable to Limited Partners                    $    20,074        $    31,604
    Accounts payable                                     6,848              7,628
                                                   -----------        -----------
        Total current liabilities                       26,922             39,232
                                                   -----------        -----------

OBLIGATION TO GENERAL PARTNER                          577,510            577,510
                                                   -----------        -----------

PARTNERS' EQUITY:
    Limited Partners                                 5,935,191          6,008,797
    General Partner-Del Taco, Inc.                     (36,583)           (35,866)
                                                   -----------        -----------
                                                     5,898,608          5,972,931
                                                   -----------        -----------

                                                   $ 6,503,040        $ 6,589,673
                                                   ===========        ===========


                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                   (UNAUDITED)



                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30,                     JUNE 30,
                                         1999           1998           1999           1998
                                       --------       --------       --------       --------
REVENUES:
     Rent (Notes 4 and 5)              $179,651       $181,264       $351,527       $347,788
     Interest                             2,298          2,045          4,513          4,153
     Other                                  919            525          1,320          1,678
                                       --------       --------       --------       --------
                                        182,868        183,834        357,360        353,619
                                       --------       --------       --------       --------

EXPENSES:
     General and administrative          12,921         13,233         35,809         35,746
     Depreciation                        28,311         66,383         56,621        132,766
                                                                                    --------
                                                      --------       --------       --------
                                         41,232         79,616         92,430        168,512
                                       --------       --------       --------       --------

         Net income                    $141,636       $104,218       $264,930       $185,107
                                       ========       ========       ========       ========

     Net income per limited
       partnership unit (Note 3)       $   2.96       $   2.18       $   5.54       $   3.87
                                       ========       ========       ========       ========



                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               1999              1998
                                                             ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $ 264,930        $ 185,107
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                               56,621          132,766
     Decrease (increase) in receivable from
        General Partner                                          2,931           (2,756)
     Decrease (increase) in deposits                               418           (1,516)
     Decrease in accounts payable and
        payable to limited partners                            (12,311)          (7,791)
                                                             ---------        ---------

             Net cash provided by operating activities         312,589          305,810
                                                             ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash                                      2,605               --
                                                             ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of limited partnership units                         (2,605)              --
Cash distributions to partners                                (336,647)        (319,867)
                                                             ---------        ---------

             Net cash used by financing activities            (339,252)        (319,867)
                                                             ---------        ---------

Net decrease in cash                                           (24,058)         (14,057)

Beginning cash balance                                         219,876          189,315
                                                             ---------        ---------

Ending cash balance                                          $ 195,818        $ 175,258
                                                             =========        =========


                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999



NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1999, the results of operations and cash flows for the six month periods ended June 30, 1999 and 1998 have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - RESTRICTED CASH

At June 30, 1999 the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner's death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

                       DEL TACO RESTAURANT PROPERTIES III

                                  JUNE 30, 1999



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

On December 29, 1998, the franchise agreement for the West Sepulveda Boulevard restaurant in Los Angeles expired. Del Taco began operation of this restaurant as a company managed facility on December 29, 1998. For the three months ended June 30, 1999, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,497,095 and net income of $28,062, as compared to $1,400,577 and $59,534 respectively, for the corresponding period in 1998 which included eight restaurants operated by Del Taco. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended June 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the partnership was the lessor, had unaudited sales of $109,951.

For the six months ended June 30, 1999, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $2,929,395 and net income of $83,442, as compared to $2,689,125 and $107,350 respectively, for the corresponding period in 1998 which included eight restaurants operated by Del Taco. For the six months ended June 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the partnership was the lessor, had unaudited sales of $209,103.

                       DEL TACO RESTAURANT PROPERTIES III

                                  JUNE 30, 1999



NOTE 4 - LEASING ACTIVITIES - CONTINUED

For the three months and six months ended June 30, 1999, the East Valley Blvd. restaurant in Walnut, California reported net losses of $2,898 and $3,514 as compared to net losses of $1,755 and $4,357 for the corresponding period in 1998.

For the three months and six months ended June 30, 1999, the East Gale Blvd. restaurant in Puente Hills, California reported net losses of $4,069 and $3,923 as compared to net income of $943 and $506 for the corresponding period in 1998.

For the three months and six months ended June 30, 1999, the West Sepulveda Blvd. restaurant in Los Angeles, California reported net losses of $5,806 and $13,655. This restaurant was operated by a franchisee during the six months ended June 30, 1998.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 13, 1999.

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

NOTE 6 - DISTRIBUTIONS

On July 13, 1999, a distribution to the limited partners of $169,036, or approximately $3.57 per limited partnership unit, was approved. Such distribution was paid on July 24, 1999. The General Partner also received a distribution of $1,707 with respect to its 1% partnership interest.

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

As described in note 2 to the Notes to the Financial Statements, the partnership has a death and disability redemption fund totaling $97,291 at June 30, 1999. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the year:


                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                       1999           1998           1999           1998
                                                     --------       --------       --------       --------
Rancho California Plaza, Rancho California, CA       $ 29,215       $ 27,799       $ 56,353       $ 54,125
East Vista Way, Vista, CA                              15,906         15,209         30,893         29,118
Plaza at Puente Hills, Industry, CA                    12,834         13,844         25,960         26,137
4th Street, Perris, CA                                 23,553         29,311         49,540         55,375
Foothill Blvd., Upland, CA                             21,955         20,758         42,111         40,013
East Valley Blvd., Walnut, CA                          10,853         11,239         21,816         21,532
Lassen Street, Chatsworth, CA                          26,743         28,803         51,943         55,482
Hesperia Road, Victorville, CA                         22,788         21,107         44,516         40,914
W. Sepulveda Blvd., Los Angeles, CA                    15,804         13,194         28,395         25,092
                                                     --------       --------       --------       --------
          Total                                      $179,651       $181,264       $351,527       $347,788
                                                     ========       ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $179,651 during the three month period ended June 30, 1999, which represents a decrease of $1,613 from 1998. The partnership earned rental revenue of $351,527 during the six month period ended June 30, 1999, which represents an increase of $3,739 from 1998. The changes in rental revenue were caused by about a 1% decrease in sales at the restaurants under lease for the three months ended June 30, 1999 and an increase in sales for the six months ended June 30, 1999.

The following table breaks down general and administrative expenses by type of expense:


                                                        Percentage of Total
                                                  General & Administrative Expense
                                                  --------------------------------

                                                         Six Months Ended
                                                             June 30,
                                                       1999           1998
                                                      ------        ------
Accounting fees                                        61.78%        61.96%
Distribution of information
  to limited partners                                  38.22         38.04
                                                      ------        ------
                                                      100.00%       100.00%
                                                      ======        ======

Depreciation decreased in 1999 because certain equipment became fully depreciated during 1998.

For the three month period ended June 30, 1999 net income increased by $37,418 from 1998 to 1999 due the decrease in depreciation expense of $38,072 and the $312 decrease in general and administrative expenses which was partially offset by the decrease in revenues of $966. For the six month period ended June 30, 1999 net income increased by $79,823 from 1998 to 1999 due to the increase in revenues of $3,741 and the decrease in depreciation expense of $76,145 which was partially offset by the $63 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27 -- Financial Data Schedule

(b) No reports on Form 8-K were filed during the six months ended June 30, 1999.

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


                                        DEL TACO RESTAURANT PROPERTIES III
                                        (a California limited partnership)
                                        Registrant


                                        Del Taco, Inc.
                                        General Partner



Date:  July 30, 1999                    /s/ Robert J. Terrano
                                        ---------------------------------------
                                        Robert J. Terrano
                                        Executive Vice President,
                                        Chief Financial Officer


Date:  July 30, 1999                    /s/ C. Douglas Mitchell
                                        ---------------------------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate Controller

                                 Exhibit Index


Exhibit
Number                        Description
------                        -----------

27             Financial Data Schedule