Form 10-Q
period 1999-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 1999-11-02
CIK 786360

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

FOR THE QUARTERLY PERIOD ENDED                SEPTEMBER 30, 1999               .

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________________ TO
 _____________________  .

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

                                      INDEX

                       DEL TACO RESTAURANT PROPERTIES III


PART I.  FINANCIAL INFORMATION                                      PAGE NUMBER
------------------------------                                      -----------


Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1999 (Unaudited) and
     December 31, 1998                                                  3

Statements of Income for the three and nine months ended
     September 30, 1999 and 1998 (Unaudited)                            4

Statements of Cash Flows for the nine months ended
     September 30, 1999 and 1998 (Unaudited)                            5

Notes to Financial Statements                                           6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              11


SIGNATURES                                                             12

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                    SEPTEMBER 30,        December 31,
                                                        1999                1998
                                                    -------------        ------------
                                                     (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
     Cash                                            $   208,606         $   219,876
     Receivable from General Partner (Note 5)             61,279              63,803
     Deposits                                              1,044               1,506
                                                     -----------         -----------
        Total current assets                             270,929             285,185
                                                     -----------         -----------

RESTRICTED CASH (NOTE 2)                                  97,291              99,896
                                                     -----------         -----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                             4,405,966           4,405,966
     Buildings and improvements                        2,954,959           2,954,959
     Machinery and equipment                           1,522,922           1,522,922
                                                     -----------         -----------
                                                       8,883,847           8,883,847
     Less--accumulated depreciation                    2,764,186           2,679,255
                                                     -----------         -----------
                                                       6,119,661           6,204,592
                                                     -----------         -----------

                                                     $ 6,487,881         $ 6,589,673
                                                     ===========         ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners                     $    20,179         $    31,604
     Accounts payable                                      6,222               7,628
                                                     -----------         -----------
        Total current liabilities                         26,401              39,232
                                                     -----------         -----------

OBLIGATION TO GENERAL PARTNER                            577,510             577,510
                                                     -----------         -----------

PARTNERS' EQUITY:
     Limited Partners                                  5,920,700           6,008,797
     General Partner-Del Taco, Inc.                      (36,730)            (35,866)
                                                     -----------         -----------
                                                       5,883,970           5,972,931
                                                     -----------         -----------

                                                     $ 6,487,881         $ 6,589,673
                                                     ===========         ===========


                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                           1999            1998            1999            1998
                                         --------        --------        --------        --------
REVENUES:
     Rent (Notes 4 and 5)                $190,476        $193,195        $542,003        $540,983
     Interest                               2,574           2,645           7,087           6,798
     Other                                    500           1,000           1,820           2,677
                                         --------        --------        --------        --------
                                          193,550         196,840         550,910         550,458
                                         --------        --------        --------        --------

EXPENSES:
     General and administrative             8,914           9,282          44,723          45,028
     Depreciation                          28,310          62,520          84,931         195,286
                                         --------        --------        --------        --------
                                           37,224          71,802         129,654         240,314
                                         --------        --------        --------        --------

        Net income                       $156,326        $125,038        $421,256        $310,144
                                         ========        ========        ========        ========

     Net income per limited
        partnership unit (Note 3)        $   3.27        $   2.61        $   8.81        $   6.48
                                         ========        ========        ========        ========



                   The accompanying notes are an integral part
                         of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     1999              1998
                                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $ 421,256         $ 310,144
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                     84,931           195,286
     Decrease (increase) in receivable from General Partner            2,524            (2,606)
     Decrease (increase) in deposits                                     462            (1,011)
     (Decrease) increase in accounts payable and
        payable to limited partners                                  (12,831)            7,241
                                                                   ---------         ---------

           Net cash provided by operating activities                 496,342           509,054
                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash                                            2,605             7,913
                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of limited partnership units                               (2,605)           (7,913)
Cash distributions to partners                                      (507,612)         (485,724)
                                                                   ---------         ---------

           Net cash used by financing activities                    (510,217)         (493,637)
                                                                   ---------         ---------

Net increase (decrease) in cash                                      (11,270)           23,330

Beginning cash balance                                               219,876           189,315
                                                                   ---------         ---------

Ending cash balance                                                $ 208,606         $ 212,645
                                                                   =========         =========



                   The accompanying notes are an integral part
                         of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1999, the results of operations and cash flows for the nine month periods ended September 30, 1999 and 1998 have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - RESTRICTED CASH

At September 30, 1999 the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner's death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

                       DEL TACO RESTAURANT PROPERTIES III

                               SEPTEMBER 30, 1999


NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 47,331 in 1999 and 47,378 in 1998.

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

On December 29, 1998, the franchise agreement for the West Sepulveda Boulevard restaurant in Los Angeles expired. Del Taco began operation of this restaurant as a company managed facility on December 29, 1998. For the three months ended September 30, 1999, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,587,297 and net income of $72,043, as compared to $1,494,530 and $79,072 respectively, for the corresponding period in 1998 which included eight restaurants operated by Del Taco. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. For the three months ended September 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the partnership was the lessor, had unaudited sales of $115,438.

For the nine months ended September 30, 1999, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $4,516,692 and net income of $155,485, as compared to $4,183,655 and $186,422 respectively, for the corresponding period in 1998 which included eight restaurants operated by Del Taco. For the nine months ended September 30, 1998, the one restaurant operated by a Del Taco franchisee, for which the partnership was the lessor, had unaudited sales of $324,541.

                       DEL TACO RESTAURANT PROPERTIES III

                               SEPTEMBER 30, 1999


NOTE 4 - LEASING ACTIVITIES - CONTINUED

For the three months and nine months ended September 30, 1999, the East Valley Blvd. restaurant in Walnut, California reported net losses of $1,203 and $4,717 as compared to net losses of $2,150 and $6,507 for the corresponding period in 1998.

For the three months and nine months ended September 30, 1999, the East Gale Blvd. restaurant in Puente Hills, California reported net losses of $2,377 and $6,300 as compared to a net loss of $1,286 and net income of $1,020 for the corresponding period in 1998.

For the three months and nine months ended September 30, 1999, the West Sepulveda Blvd. restaurant in Los Angeles, California reported net income of $120 and a net loss of $13,535. This restaurant was operated by a franchisee during the nine months ended September 30, 1998.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 15, 1999.

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

NOTE 6 - DISTRIBUTIONS

On October 12, 1999, a distribution to the limited partners of $181,989, or approximately $3.84 per limited partnership unit, was approved. Such distribution was paid on October 20, 1999. The General Partner also received a distribution of $1,834 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The partnership offered limited partnership units for sale between February 1986 and June 1987. 14.7% of the $12 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $9.5 million of the remaining funds were used to acquire sites and build ten restaurants. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. One restaurant was sold in November 1997.

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

As described in note 2 to the Notes to the Financial Statements, the partnership has a death and disability redemption fund totaling $97,291 at September 30, 1999. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the year:


                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                     1999          1998          1999          1998
                                                   --------      --------      --------      --------
Rancho California Plaza, Rancho California CA      $ 30,563      $ 30,064      $ 86,917      $ 84,188

East Vista Way, Vista, CA                            16,911        16,205        47,805        45,234

Plaza at Puente Hills, Industry, CA                  12,936        14,967        38,896        41,104

4th Street, Perris, CA                               24,754        30,788        74,294        86,163

Foothill Blvd., Upland, CA                           24,632        22,603        66,743        62,616

East Valley Blvd., Walnut, CA                        11,686        12,463        33,502        33,995

Lassen Street, Chatsworth, CA                        27,753        29,586        79,697        85,068

Hesperia Road, Victorville, CA                       23,709        22,666        68,225        63,580

W. Sepulveda Blvd., Los Angeles, CA                  17,532        13,853        45,924        38,945
                                                   --------      --------      --------      --------

        Total                                      $190,476      $193,195      $542,003      $540,893
                                                   ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $190,476 during the three month period ended September 30, 1999, which represents a decrease of $2,719 from 1998. The partnership earned rental revenue of $542,003 during the nine month period ended September 30, 1999, which represents an increase of $1,020 from 1998. The changes in rental revenue were caused by about a 1% decrease in sales at the restaurants under lease for the three months ended September 30, 1999 and an increase in sales for the nine months ended September 30, 1999.

The following table breaks down general and administrative expenses by type of expense:

                                                     Percentage of Total
                                                General & Administrative Expense
                                                --------------------------------

                                                      Nine Months Ended
                                                         September 30,
                                                     1999           1998
                                                    -------        -------
Accounting fees                                       52.15%         53.91%
Distribution of information
  to limited partners                                 47.85          46.09
                                                    -------        -------

                                                     100.00%        100.00%
                                                    =======        =======

Depreciation decreased in 1999 because certain equipment became fully depreciated during 1998.

For the three month period ended September 30, 1999 net income increased by $31,288 from 1998 to 1999 due the decrease in depreciation expense of $34,210 and the $368 decrease in general and administrative expenses which was partially offset by the decrease in revenues of $3,290. For the nine month period ended September 30, 1999 net income increased by $111,112 from 1998 to 1999 due to the increase in revenues of $452 and the decreases in depreciation expense of $110,355 and general and administrative expenses of $305.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1999.

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


                                        DEL TACO RESTAURANT PROPERTIES III
                                        (a California limited partnership)
                                        Registrant

                                        Del Taco, Inc.
                                        General Partner



Date:  October 29, 1999                 /s/ Robert J. Terrano
                                        -------------------------------
                                        Robert J. Terrano
                                        Executive Vice President,
                                        Chief Financial Officer


Date:  October 29, 1999                 /s/ C. Douglas Mitchell
                                        -------------------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate
                                        Controller

                                 EXHIBIT INDEX

27   Financial Data Schedule