Form 10-K
period 1999-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2000-03-14
CIK 786360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                              OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from __________ to __________

                           COMMISSION FILE NO. 33-2462

                       DEL TACO RESTAURANT PROPERTIES III
                       (A California limited partnership)
               (Exact name of registrant specified in its charter)

                       CALIFORNIA                               33-0139247
    (State or other jurisdiction of incorporation or         (I.R.S. Employer
                     organization)                        Identification Number)

             23041 AVENIDA DE LA CARLOTA
              LAGUNA HILLS, CALIFORNIA                             92653
      (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (949) 462-9300

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

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. As of December 31, 1999, the partnership had a total of nine properties leased to Del Taco.

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

ITEM 2. PROPERTIES

The partnership acquired ten properties with proceeds obtained from the sale of limited partnership units:

                                                                                       Date of
                                                                 Restaurant            Commencement of
Address               City, State          Date of Acquisition   Constructed           Operation (1)

Rancho California     Rancho California,   December 23, 1986     60 seat with drive    July 14, 1987
Plaza                 CA                                         through service
                                                                 window

East Vista Way        Vista, CA            February 24, 1987     60 seat with drive    September 10, 1987
                                                                 through service
                                                                 window

4th Street            Perris, CA           June 24, 1987         60 seat with drive    December 16, 1987
                                                                 through service
                                                                 window

Foothill Boulevard    Upland, CA           August 3, 1987        60 seat with drive    January 12, 1988
                                                                 through service
                                                                 window

Plaza at Puente       Industry, CA         May 12, 1987          60 seat with drive    February 24, 1988
Hills                                                            through service
                                                                 window

Twentynine Palms      Twentynine Palms,    December 14, 1987     60 seat with drive    May 17, 1988   (2)
Highway               CA                                         through service
                                                                 window

East                  Walnut, CA           April 29, 1988        60 seat with drive    August 31, 1988
Valley                                                           through service
Boulevard                                                        window

West                  Los Angeles, CA      July 8, 1988          60 seat with drive    January 12, 1989  (3)
Sepulveda                                                        through service
Boulevard                                                        window

Lassen                Chatsworth, CA       January 27, 1989      60 seat with drive    August 21, 1989
Street                                                           through service
                                                                 window

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,501 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 8 to the Notes to the Financial Statements contained under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                              FOR THE YEAR ENDED DECEMBER 31,
                              1999            1998            1997            1996            1995
                           ----------      ----------      ----------      ----------      ----------
Rental revenue             $  726,135      $  728,690      $  725,397      $  722,856      $  724,382

Interest and
  other income                 10,758          12,450          13,152           9,464           9,087

Net income                    566,766         442,863         422,201         292,257         394,502

Net income
  per limited
  partnership
  unit (1)                      11.85            9.26            8.82            6.10            8.22

Cash distributions
  per limited
  partnership
  unit
      From operations           14.47           14.10           14.38           14.09           14.18
      Return of
        capital (2)                 -               -            5.88               -               -

Total assets                6,460,098       6,589,673       6,803,782       7,345,412       7,741,938

Long-term
  obligations                 577,510         577,510         577,510         577,510         577,510


(1) The net income per limited partnership unit was calculated based upon 47,331, 47,370, 47,398, 47,461 and 47,513 weighted average units outstanding for years 1999, 1998, 1997, 1996 and 1995, respectively.

(2) In 1997, a special distribution was approved to disburse the proceeds from the sale of the Twentynine Palms property.

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

As described in note 6 to the Notes to the Financial Statements contained under
Item 8, the partnership has a death and disability redemption fund totaling $97,291 at December 31, 1999. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612.

The following table sets forth rental revenue earned by restaurant for the year:

                                                        YEAR ENDED DECEMBER 31,

                                                   1999          1998          1997
                                                 --------      --------      --------
Rancho California Plaza, Rancho Calif., CA       $117,466      $113,412      $112,285

East Vista Way, Vista, CA                          65,224        61,460        58,517

4th Street, Perris, CA                             97,733       117,303       105,274

Foothill Blvd., Upland, CA                         90,086        85,121        76,897

Plaza at Puente Hills, Industry, CA                51,404        55,176        55,947

Twentynine Palms Hwy., Twentynine Palms, CA             -             -        33,663

East Valley Blvd., Walnut, CA                      45,059        45,705        42,274

W. Sepulveda Blvd., Los Angeles, CA                61,666        51,768        49,061

Lassen Street, Chatsworth, CA                     106,462       112,348       108,711

Hesperia Road, Victorville, CA                     91,035        86,397        82,768
                                                 --------      --------      --------

          Total                                  $726,135      $728,690      $725,397
                                                 ========      ========      ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $726,135 during the year ended December 31, 1999, which represents a decrease of $2,555 from 1998. The decrease in rental revenue was caused by a decrease in sales at the restaurants under lease.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations - Continued

The following table breaks down general and administrative expenses by type of expense:


                  PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE

                                       Year Ended December 31,

                               1999              1998              1997
                              -----             -----             -----
Accounting fees               54.19%            52.29%            52.08%
Distribution of
  information to
  limited partners            44.40             46.30             46.46
Other                          1.41              1.41              1.46
                            -------           -------           -------
                             100.00%           100.00%           100.00%
                            =======           =======           =======


Certain reclassifications have been made to the 1998 and 1997 amounts in the table above to conform to the current year presentation.

General and administrative costs increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation. Depreciation decreased in 1999 because certain equipment became fully depreciated in both 1998 and 1999.

Net income increased by $123,903 from 1998 to 1999 due mostly to the decrease in depreciation expense of $128,457 which was partially offset by the $307 increase in general and administrative expenses and the $4,247 decrease in revenues.

On May 19, 1998, the special limited partner resigned. Consistent with the partnership agreement, the General Partner assumed the duties and responsibilities of the special limited partner.

ITEM 8. FINANCIAL STATEMENTS


PART I. INFORMATION


                    INDEX                         PAGE NUMBER

Report of Independent Public Accountants              10

Balance Sheets at December 31, 1999 and 1998          11

Statements of Income for the years ended
  December 31, 1999, 1998 and 1997                    12

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1999             13

Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997                    14

Notes to Financial Statements                         15-20

                                                          [ARTHUR ANDERSEN LOGO]

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Del Taco Restaurant Properties, III:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/ ARTHUR ANDERSEN LLP
-------------------------
ARTHUR ANDERSEN LLP


Orange County, California
March 1, 2000

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                        DECEMBER 31,
                                                   1999                  1998
                                               -----------           -----------

                                     ASSETS
CURRENT ASSETS:
     Cash                                      $   208,334           $   219,876
     Receivable from Del Taco, Inc.                 62,122                63,803
     Deposits                                        1,000                 1,506
                                               -----------           -----------
        Total current assets                       271,456               285,185
                                               -----------           -----------

RESTRICTED CASH                                     97,291                99,896
                                               -----------           -----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                       4,405,966             4,405,966
     Buildings and improvements                  2,954,959             2,954,959
     Machinery and equipment                     1,522,922             1,522,922
                                               -----------           -----------
                                                 8,883,847             8,883,847
     Less--accumulated depreciation              2,792,496             2,679,255
                                               -----------           -----------
                                                 6,091,351             6,204,592
                                               -----------           -----------

                                               $ 6,460,098           $ 6,589,673
                                               ===========           ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to limited partners               $    25,130           $    31,604
     Accounts payable                               11,801                 7,628
                                               -----------           -----------
        Total current liabilities                   36,931                39,232
                                               -----------           -----------

OBLIGATION TO GENERAL PARTNER                      577,510               577,510
                                               -----------           -----------

PARTNERS' EQUITY:
     Limited partners                            5,882,765             6,008,797
     General Partner-Del Taco, Inc.                (37,108)              (35,866)
                                               -----------           -----------
                                                 5,845,657             5,972,931
                                               -----------           -----------

                                               $ 6,460,098           $ 6,589,673
                                               ===========           ===========

    The accompanying notes are an integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                            YEAR ENDED DECEMBER 31,
                                       1999          1998          1997
                                     --------      --------      --------
REVENUES:
     Rent                            $726,135      $728,690      $725,397
     Interest                           8,639         9,007        10,227
     Other                              2,119         3,443         2,925
     Gain on sale of property               -             -         4,112
                                     --------      --------      --------
                                      736,893       741,140       742,661
                                     --------      --------      --------

EXPENSES:
     General and administrative        56,886        56,579        54,928
     Depreciation                     113,241       241,698       265,532
                                     --------      --------      --------
                                      170,127       298,277       320,460
                                     --------      --------      --------

        Net income                   $566,766      $442,863      $422,201
                                     ========      ========      ========

     Net income per limited
        partnership unit             $  11.85      $   9.26      $   8.82
                                     ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1999


                                        Limited Partners
                                ----------------------------         General
                                   Units            Amount            Partner             Total
                                -----------       -----------       -----------       -----------
Balance, December 31, 1996           47,410       $ 6,791,606       $   (30,885)      $ 6,760,721

   Net income                             -           417,979             4,222           422,201

   Redemption of units                  (16)           (2,808)                -            (2,808)

   Cash distributions                     -          (960,897)           (6,889)         (967,786)
                                -----------       -----------       -----------       -----------

Balance, December 31, 1997           47,394         6,245,880           (33,552)        6,212,328

   Net income                             -           438,434             4,429           442,863

   Redemption of units                  (48)           (7,913)                -            (7,913)

   Cash distributions                     -          (667,604)           (6,743)         (674,347)
                                -----------       -----------       -----------       -----------

Balance, December 31, 1998           47,346         6,008,797           (35,866)        5,972,931

   Net income                             -           561,098             5,668           566,766

   Redemption of units                  (15)           (2,605)                -            (2,605)

   Cash distributions                     -          (684,525)           (6,910)         (691,435)
                                -----------       -----------       -----------       -----------

Balance, December 31, 1999           47,331       $ 5,882,765       $   (37,108)      $ 5,845,657
                                ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                                   1999            1998            1997
                                                                 ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 566,766       $ 442,863       $ 422,201
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                  113,241         241,698         265,532
     Gain on sale of property                                            -               -          (4,112)
     (Decrease) increase in payable to limited partners             (6,474)         27,598            (175)
     Decrease (increase) in receivable from General Partner          1,681          (4,435)         (2,080)
     Increase (decrease) in accounts payable                         4,173          (2,310)          6,938
     Decrease (increase) in deposits                                   506            (506)              -
                                                                 ---------       ---------       ---------

           Net cash provided by operating activities               679,893         704,908         688,304
                                                                 ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net proceeds from sale of property                                       -               -         278,612
Decrease in restricted cash                                          2,605           7,913           2,808
                                                                 ---------       ---------       ---------

           Net cash provided by investing activities                 2,605           7,913         281,420
                                                                 ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of limited partnership units                             (2,605)         (7,913)         (2,808)
Cash distributions to partners                                    (691,435)       (674,347)       (967,786)
                                                                 ---------       ---------       ---------

           Net cash used by financing activities                  (694,040)       (682,260)       (970,594)
                                                                 ---------       ---------       ---------

INCREASE (DECREASE) IN CASH                                        (11,542)         30,561            (870)

BEGINNING CASH BALANCE                                             219,876         189,315         190,185
                                                                 ---------       ---------       ---------

ENDING CASH BALANCE                                              $ 208,334       $ 219,876       $ 189,315
                                                                 =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE PARTNERSHIP: Del Taco Restaurant Properties III (a California limited partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner for operation under the Del Taco trade name). As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 1999, Del Taco Restaurant Properties III had nine properties in operation.

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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NET INCOME PER LIMITED PARTNERSHIP UNIT: The net income per limited partnership unit was calculated based upon 47,331, 47,370 and 47,398 weighted average units outstanding in 1999, 1998, and 1997, respectively.

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

NOTE 3 - SITE ACQUISITION AND DEVELOPMENT FEE

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners' interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 1999, 1998 and 1997.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999


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

The partnership had a total of nine properties leased to Del Taco as of December 31, 1999. On December 29, 1998, the franchise agreement for the West Sepulveda Boulevard restaurant in Los Angeles expired. Del Taco began operation of this restaurant as a company-managed facility on December 29, 1998.

For the year ended December 31, 1999, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $6,051,128 and unaudited net income of $206,060, as compared to unaudited sales of $5,641,018 and $5,355,612 and net income of $273,544 and $206,143 respectively, for the years ended December 31, 1998 and 1997, which included eight restaurants operated by Del Taco. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee from January 1, 1997 to December 29, 1998, for which the partnership was the lessor, had unaudited sales of $431,400 and $408,841 for the years ended December 31, 1998 and 1997, respectively.

The East Valley Blvd. Restaurant in Walnut, California had unaudited net losses of $5,616, $5,076 and $18,594 for the years ended December 31, 1999, 1998 and 1997, respectively. The Vista Way Restaurant in Vista, California had unaudited net income of $11,366 for the year ended December 31, 1999, an unaudited net loss of $1,899 for the year ended December 31, 1998 and unaudited net income of $1,546 for the year ended December 31, 1997. The Plaza at Puente Hills Restaurant in Industry, California had an unaudited net loss of $8,644 for the year ended December 31, 1999 and unaudited net income of $5,028 and $5,638 for the years ended December 31, 1998 and 1997. The West Sepulveda Boulevard restaurant in Los Angeles, California had an unaudited net loss of $15,279 for the year ended December 31, 1999. As noted above, the West Sepulveda Boulevard restaurant was operated by a franchisee during 1998 and 1997.

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1999. The rent receivable was collected on January 17, 2000.

The General Partner received $6,910 in distributions relating to its one percent interest in the partnership for the year ended December 31, 1999.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999


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

NOTE 6 - RESTRICTED CASH

At December 31, 1999 and 1998 the partnership had restricted cash balances of $97,291 and $99,896, respectively. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner's death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7  - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                                1999               1998               1997
                                             ---------          ---------          ---------
Net income per financial statements          $ 566,766          $ 442,863          $ 422,201
Tax loss on sale of asset                            -                  -           (107,920)
Excess book depreciation                        18,257            145,232            164,586
                                             ---------          ---------          ---------

Taxable income                               $ 585,023          $ 588,095          $ 478,867
                                             =========          =========          =========

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999


NOTE 7 - INCOME TAXES - CONTINUED

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1999, is as follows:


Partners' equity per financial
  statements                                  $ 5,845,657

Issue costs of limited partnership
  units capitalized for tax purposes            1,741,676

Excess book depreciation                          414,915

Tax loss on sale of assets                       (107,920)

Other                                                  83
                                              -----------

Net worth for tax purposes                    $ 7,894,411
                                              ===========


NOTE 8 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 1999 were as follows:

                                            Cash              Weighted       Number of Units
                                      Distributions per     Average Number   Outstanding at
                                     Limited Partnership       of Units        the End of
Quarter Ended                               Unit             Outstanding         Quarter
                                     -------------------    --------------   ---------------
December 31, 1996                            $ 3.63            47,410            47,410
March 31, 1997                                 3.39            47,410            47,410
June 30, 1997                                  3.47            47,394            47,394
September 30, 1997                             3.89            47,394            47,394
                                            ------
   Amount from operations                     14.38
Return of capital (December 1997)              5.88            47,398
                                            ------
   Total paid in 1997                        $20.26
                                            ======

December 31, 1997                            $ 3.71            47,394            47,394
March 31, 1998                                 2.97            47,394            47,394
June 30, 1998                                  3.47            47,378            47,346
September 30, 1998                             3.95            47,370            47,346
                                            ------
   Total paid in 1998                        $14.10
                                            ======

December 31, 1998                            $ 3.82            47,346            47,346
March 31, 1999                                 3.22            47,331            47,331
June 30, 1999                                  3.58            47,331            47,331
September 30, 1999                             3.85            47,331            47,331
                                            ------
   Total paid in 1999                        $14.47
                                            ======

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999


NOTE 8 - CASH DISTRIBUTIONS TO LIMITED PARTNERS - CONTINUED

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1999 amounted to $3.73 per limited partnership unit and were paid January 28, 2000.

NOTE 9 - REAL ESTATE HELD FOR SALE

In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612, resulting in a gain of $4,112.

                                    PART III


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:


Name                         Title                                                                 Age

Kevin K. Moriarty            Director, Chairman and Chief Executive Officer                        53

C. Ronald Petty              President                                                             55

Paul W. Hitzelberger         Executive Vice President, Brand Strategy and
                               Franchise Relations/Development                                     55

Robert J. Terrano            Executive Vice President and
                               Chief Financial Officer                                             44

James D. Stoops              Executive Vice President, Operations                                  47

Janet D. Simmons             Senior Vice President, Purchasing                                     43

Michael L. Annis             Vice President, Secretary and General Counsel                         53

C. Douglas Mitchell          Vice President and Corporate Controller                               49

Timothy A. Hackbardt         Vice President, Marketing                                             36

Shirlene Lopez               Vice President, Corporate Development                                 35


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2000.

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

Paul W. Hitzelberger, Executive Vice President, Brand Strategy and Franchise Relations/Development of Del Taco, Inc. He was appointed to his current position in December 1995. Mr. Hitzelberger has responsibility for franchise development, relations and training. He also oversees public relations and training for the corporation. From 1991 to 1995, Mr. Hitzelberger was Executive Vice President, Marketing of Del Taco, Inc. From September 1988 through September 1989, Mr. Hitzelberger was Chief Executive Officer of Environmental Marketing Group. Prior to that, Mr. Hitzelberger was a Vice President of Del Taco, Inc. Prior to joining Del Taco, Inc., he served as Vice President - Marketing at the department store division of Lucky Stores, Inc., a major supermarket retailer. Mr. Hitzelberger received a Master of Business Administration degree from Loyola University in Chicago, Illinois.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 1999. Prior to then, since November of 1995, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

Shirlene Lopez, Vice President, Corporate Development & Design of Del Taco, Inc. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager. In 1994, she was promoted to Executive Project Manager reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design. Ms. Lopez has held her current position since August 1997.

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

        During 1999, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

        (1) The General Partner earned $5,668 as its one percent share of the net income of the partnership.

        (2) The General Partner received $6,910 in distributions relating to its one percent interest in the partnership.

(b) During 1999, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 1999 for any amount in excess of $60,000.

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

(b) No reports on Form 8-K were filed during the last quarter of 1999.

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

                DEL TACO RESTAURANT PROPERTIES III - SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                                                                    Cost capitalized         Gross amount at
                                                             Initial cost            subsequent to          which carried at
           Description              Encumbrances               to company              acquisition          close of period
                                                      --------------------------------------------------------------------------
                                                          Land        Buildings &                            Land, buildings &
        (All Restaurants)                                & land         Improve-        Carrying              improvements
                                                       improvements       ments          costs                    Total
--------------------------------------------------------------------------------------------------------------------------------
Rancho California, CA                          $ -       $ 384,400      $ 257,807               $ -             $ 642,207
Vista, CA                                        -         512,130        343,471                 -               855,601
Industry, CA                                     -         627,082        420,566                 -             1,047,648
Perris, Ca                                       -         437,522        293,434                 -               730,956
Upland, CA                                       -         281,827        189,014                 -               470,841
Walnut, CA                                       -         340,848        228,597                 -               569,445
Los Angeles, CA                                  -         674,283        452,223                 -             1,126,506
Chatsworth, CA                                   -         642,475        430,890                 -             1,073,365
Victorville, CA                                  -         505,399        338,957                 -               844,356
                                   ---------------------------------------------------------------------------------------------

                                               $ -     $ 4,405,966    $ 2,954,959               $ -           $ 7,360,925
                                   =============================================================================================



                                                                                      Life on which
                                                                                  depreciation in latest
           Description                Accumulated        Date of       Date           income statement
        (All Restaurants)            depreciation     construction   acquired           is computed
---------------------------------------------------------------------------------------------------
Rancho California, CA                   $ 110,765         1986         1986         20 (LI), 35 (BI)
Vista, CA                                 147,569         1987         1987         20 (LI), 35 (BI)
Industry, CA                              180,693         1987         1987         20 (LI), 35 (BI)
Perris, Ca                                126,071         1987         1987         20 (LI), 35 (BI)
Upland, CA                                 81,207         1987         1987         20 (LI), 35 (BI)
Walnut, CA                                 98,214         1988         1988         20 (LI), 35 (BI)
Los Angeles, CA                           194,294         1988         1988         20 (LI), 35 (BI)
Chatsworth, CA                            185,127         1989         1989         20 (LI), 35 (BI)
Victorville, CA                           145,635         1989         1989         20 (LI), 35 (BI)
                                    -------------
                                      $ 1,269,575
                                    =============
                                                                         Accumulated
                                                     Restaurants         Depreciation
                                                     -----------         -------------
Balances at December 31, 1996:                       $ 7,360,925            $ 929,854
   Acquisitions                                                -              113,240
   Sales                                                       -                    -
                                                     -----------         -------------
Balances at December 31, 1997:                         7,360,925            1,043,094
   Acquisitions                                                -              113,240
   Sales                                                       -                    -
                                                     -----------         -------------
Balances at December 31, 1998:                         7,360,925            1,156,334
   Acquisitions                                                -              113,241
   Sales                                                       -                    -
                                                     -----------          ------------
Balances at December 31, 1999:                       $ 7,360,925          $ 1,269,575
                                                     ===========          ============

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


                                          DEL TACO RESTAURANT PROPERTIES III
                                          a California limited partnership


                                          Del Taco, Inc.
                                          General Partner



Date March 07, 2000                       Kevin K. Moriarty
     --------------                       --------------------------------
                                          Kevin K. Moriarty
                                          Director, Chairman and Chief
                                          Executive Officer



Date March 07, 2000                       Michael L. Annis
     --------------                       --------------------------------
                                          Michael L. Annis
                                          Vice President, Secretary and
                                          General Counsel




Date March 07, 2000                       Robert J. Terrano
     --------------                       ------------------------------
                                          Robert J. Terrano
                                          Executive Vice President and
                                          Chief Financial Officer




Date March 07, 2000                       C. Douglas Mitchell
     --------------                       -------------------
                                          C. Douglas Mitchell
                                          Vice President and Corporate
                                          Controller

                                 EXHIBIT INDEX

EXHIBIT
-------
  27                Financial Data Schedule