Form 10-Q
period 2000-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2000-05-12
CIK 786360

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________ TO ______________.

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

                                      INDEX

                       DEL TACO RESTAURANT PROPERTIES III

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER

Item 1.  Financial Statements and Supplementary Data

Balance Sheets at March 31, 2000 (Unaudited) and
     December 31, 1999                                                         3

Statements of Income for the three months ended
     March 31, 2000 and 1999 (Unaudited)                                       4

Statements of Cash Flows for the three months ended
     March 31, 2000 and 1999 (Unaudited)                                       5

Notes to Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                    12

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                             MARCH 31,         December 31,
                                               2000               1999
                                            ----------        -------------
                                            (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
     Cash                                   $  197,056        $  208,334
     Receivable from General Partner            63,162            62,122
     Deposits                                    1,000             1,000
                                            ----------        ----------
        Total current assets                   261,218           271,456
                                            ----------        ----------
RESTRICTED CASH                                 97,291            97,291
                                            ----------        ----------
PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                   4,405,966         4,405,966
     Buildings and improvements              2,954,959         2,954,959
     Machinery and equipment                 1,522,922         1,522,922
                                            ----------        ----------
                                             8,883,847         8,883,847
     Less--accumulated depreciation          2,820,806         2,792,496
                                            ----------        ----------
                                             6,063,041         6,091,351
                                            ----------        ----------
                                            $6,421,550        $6,460,098
                                            ==========        ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners           $    26,696         $    25,130
     Accounts payable                           20,050              11,801
                                           -----------         -----------
        Total current liabilities               46,746              36,931
                                           -----------         -----------
OBLIGATION TO GENERAL PARTNER                  577,510             577,510
                                           -----------         -----------

PARTNERS' EQUITY:
     Limited Partners                        5,834,886           5,882,765
     General Partner-Del Taco, Inc.            (37,592)            (37,108)
                                           -----------         -----------
                                             5,797,294           5,845,657
                                           -----------         -----------
                                           $ 6,421,550         $ 6,460,098
                                           ===========         ===========

                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                         THREE MONTHS ENDED
                                               MARCH 31
                                       -----------------------
                                         2000            1999
                                       --------        -------
REVENUES:
     Rent                              $178,582        $171,876
     Interest                             2,311           2,215
     Other                                  608             400
                                       --------        --------
                                        181,501         174,491
                                       --------        --------

EXPENSES:
     General and administrative          22,996          22,888
     Depreciation                        28,310          28,310
                                       --------        --------
                                         51,306          51,198
                                       --------        --------
        Net income                     $130,195        $123,293
                                       ========        ========
     Net income per limited
        partnership unit               $   2.72        $   2.58
                                       ========        ========

                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                   ---------------------------
                                                                      2000             1999
                                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 130,195         $ 123,293
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                     28,310            28,310
     (Increase) decrease in receivable from General Partner           (1,040)              994
     Decrease in deposits                                                 --               324
     Increase (decrease) in accounts payable and
        payable to limited partners                                    9,815            (9,396)
                                                                   ---------         ---------
           Net cash provided by operating activities                 167,280           143,525
                                                                   ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash                                               --             2,605
                                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of limited partnership units                                   --            (2,605)
Cash distributions to partners                                      (178,558)         (182,926)
                                                                   ---------         ---------
           Net cash used by financing activities                    (178,558)         (185,531)
                                                                   ---------         ---------
Net decrease in cash                                                 (11,278)          (39,401)
Beginning cash balance                                               208,334           219,876
                                                                   ---------         ---------
Ending cash balance                                                $ 197,056         $ 180,475
                                                                   =========         =========

                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 2000, the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999 have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - RESTRICTED CASH

At March 31, 2000 the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner's death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

                       DEL TACO RESTAURANT PROPERTIES III

                                 MARCH 31, 2000

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 47,331 in 2000 and 1999.

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

For the three months ended March 31, 2000, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,488,187 and net income of $27,041, as compared to $1,432,300 and $32,341 respectively, for the corresponding period in 1999. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense (1999 combined, unaudited net income has been changed to measure net income on a consistent basis with the year 2000 presentation).

                       DEL TACO RESTAURANT PROPERTIES III

                                 MARCH 31, 2000

NOTE 4 - LEASING ACTIVITIES - CONTINUED

For the three months ended March 31, 2000, the East Valley Blvd. restaurant in Walnut, California reported a net loss of $2,405 as compared to a net loss of $2,254 for the corresponding period in 1999.

For the three months ended March 31, 2000, the East Gale Blvd. restaurant in Puente Hills, California reported a net loss of $3,673 as compared to a net loss of $1,415 for the corresponding period in 1999.

For the three months ended March 31, 2000, the West Sepulveda Blvd. restaurant in Los Angeles, California reported a net loss of $7,453 as compared to a net loss of $10,293 for the corresponding period in 1999.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 12, 2000.

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

NOTE 6 - DISTRIBUTIONS

On April 13, 2000, a distribution to the limited partners of $163,032, or approximately $3.44 per limited partnership unit, was approved. Such distribution was paid on April 19, 2000. The General Partner also received a distribution of $1,644 with respect to its 1% partnership interest.

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

As described in note 2 to the Notes to the Financial Statements, the partnership has a death and disability redemption fund totaling $97,291 at March 31, 2000. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant:

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                             ------------------------
                                               2000            1999
                                             --------        --------

Rancho California Plaza, Temecula, CA        $ 28,911        $ 27,138
East Vista Way, Vista, CA                      18,016          14,988
Plaza at Puente Hills, Industry, CA            11,660          13,126
4th Street, Perris, CA                         23,948          25,986
Foothill Blvd., Upland, CA                     22,061          20,156
East Valley Blvd., Walnut, CA                  11,374          10,963
Lassen Street, Chatsworth, CA                  25,585          25,201
Hesperia Road, Victorville, CA                 22,975          21,726
W. Sepulveda Blvd., Los Angeles, CA            14,052          12,592
                                             --------        --------
        Total                                $178,582        $171,876
                                             ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $178,582 during the three month period ended March 31, 2000, which represents an increase of $6,706 from 1999. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

                                             Percentage of Total
                                        General & Administrative Expense
                                        --------------------------------
                                               Three Months Ended
                                                     March 31,
                                            --------------------------
                                             2000                1999
                                            ------              ------

Accounting fees                              65.45%              64.66%
Distribution of information
  to limited partners                        34.55               35.34
                                            ------              ------
                                            100.00%             100.00%
                                            ======              ======

General and administrative costs increased from 1999 to 2000 due to increased costs for accounting and income tax return preparation.

Net income increased by $6,902 from 1999 to 2000 due to the increase in revenues of $7,010, which was partially offset by the $108 increase in general and administrative expenses.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 2000.

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

                                 DEL TACO RESTAURANT PROPERTIES III
                                 (a California limited partnership)
                                 Registrant

                                 Del Taco, Inc.
                                 General Partner


Date:  May 1, 2000              /s/ Robert J. Terrano
                                ------------------------------------------------
                                    Robert J. Terrano
                                    Executive Vice President,
                                    Chief Financial Officer


Date:  May 1, 2000              /s/ C. Douglas Mitchell
                                ------------------------------------------------
                                    C. Douglas Mitchell
                                    Vice President and Corporate
                                    Controller

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------

  27                           Financial Data Schedule