Form 10-Q
period 2000-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2000-08-09
CIK 786360

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

FOR THE QUARTERLY PERIOD ENDED                  JUNE 30, 2000                  .

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

                                      INDEX

                       DEL TACO RESTAURANT PROPERTIES III

                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Supplementary Data

         Balance Sheets at June 30, 2000 (Unaudited) and
         December 31, 1999                                                3

         Statements of Income for the three and six months ended
         June 30, 2000 and 1999 (Unaudited)                               4

         Statements of Cash Flows for the six months ended
         June 30, 2000 and 1999 (Unaudited)                               5

         Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                               12

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                            JUNE 30,        December 31,
                                              2000              1999
                                          -----------       -----------
                                          (UNAUDITED)

                                ASSETS
CURRENT ASSETS:
     Cash                                 $   202,516       $   208,334
     Receivable from General Partner           68,060            62,122
     Deposits                                   1,000             1,000
                                          -----------       -----------
         Total current assets                 271,576           271,456
                                          -----------       -----------

RESTRICTED CASH                                97,291            97,291
                                          -----------       -----------
PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                  4,405,966         4,405,966
     Buildings and improvements             2,954,959         2,954,959
     Machinery and equipment                1,522,922         1,522,922
                                          -----------       -----------
                                            8,883,847         8,883,847
     Less--accumulated depreciation         2,849,116         2,792,496
                                          -----------       -----------
                                            6,034,731         6,091,351
                                          -----------       -----------
                                          $ 6,403,598       $ 6,460,098
                                          ===========       ===========

               LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners          $    29,412       $    25,130
     Accounts payable                           8,929            11,801
                                          -----------       -----------
         Total current liabilities             38,341            36,931
                                          -----------       -----------
OBLIGATION TO GENERAL PARTNER                 577,510           577,510
                                          -----------       -----------
PARTNERS' EQUITY:
     Limited Partners                       5,825,434         5,882,765
     General Partner-Del Taco, Inc.           (37,687)          (37,108)
                                          -----------       -----------
                                            5,787,747         5,845,657
                                          -----------       -----------
                                          $ 6,403,598       $ 6,460,098
                                          ===========       ===========

                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                     ----------------------      ----------------------
                                       2000          1999          2000          1999
                                     --------      --------      --------      --------
REVENUES:
     Rent                            $192,383      $179,651      $370,965      $351,527
     Interest                           3,049         2,298         5,360         4,513
     Other                                475           919         1,083         1,320
                                     --------      --------      --------      --------
                                      195,907       182,868       377,408       357,360
                                     --------      --------      --------      --------

EXPENSES:
     General and administrative        12,464        12,921        35,460        35,809
     Depreciation                      28,311        28,311        56,621        56,621
                                     --------      --------      --------      --------
                                       40,775        41,232        92,081        92,430
                                     --------      --------      --------      --------
         Net income                  $155,132      $141,636      $285,327      $264,930
                                     ========      ========      ========      ========
     Net income per limited
        partnership unit             $   3.24      $   2.96      $   5.97      $   5.54
                                     ========      ========      ========      ========

                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               ----------------------
                                                                 2000          1999
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     $ 285,327    $ 264,930
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                 56,621       56,621
     (Increase) decrease in receivable from General Partner       (5,938)       2,931
     Decrease in deposits                                             --          418
     Increase (decrease) in accounts payable and
        payable to limited partners                                1,410      (12,311)
                                                               ---------    ---------
             Net cash provided by operating activities           337,420      312,589
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash                                           --        2,605
                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of limited partnership units                               --       (2,605)

Cash distributions to partners                                  (343,238)    (336,647)
                                                               ---------    ---------
             Net cash used by financing activities              (343,238)    (339,252)
                                                               ---------    ---------
Net decrease in cash                                              (5,818)     (24,058)

Beginning cash balance                                           208,334      219,876
                                                               ---------    ---------
Ending cash balance                                            $ 202,516    $ 195,818
                                                               =========    =========

                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 2000, the results of operations and cash flows for the six month periods ended June 30, 2000 and 1999 have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - RESTRICTED CASH

At June 30, 2000 the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner's death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

                       DEL TACO RESTAURANT PROPERTIES III

                                  JUNE 30, 2000

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

For the three months ended June 30, 2000, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,603,188 and net income of $73,485, as compared to $1,497,095 and $51,101 respectively, for the corresponding period in 1999. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense (1999 combined, unaudited net income has been changed to measure net income on a consistent basis with the year 2000 presentation).

For the six months ended June 30, 2000, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $3,091,375 and net income of $100,526, as compared to $2,929,395 and $83,442 respectively, for the corresponding period in 1999.

                       DEL TACO RESTAURANT PROPERTIES III

                                  JUNE 30, 2000

NOTE 4 - LEASING ACTIVITIES - CONTINUED

For the three months and six months ended June 30, 2000, the East Valley Blvd. restaurant in Walnut, California reported net losses of $425 and $2,830 as compared to net losses of $1,260 and $3,514 for the corresponding period in 1999.

For the three months and six months ended June 30, 2000, the East Gale Blvd. restaurant in Puente Hills, California reported net losses of $2,856 and $6,529 as compared to net losses of $2,508 and $3,923 for the corresponding period in 1999.

For the three months and six months ended June 30, 2000, the West Sepulveda Blvd. restaurant in Los Angeles, California reported net losses of $1,750 and $9,203 as compared to net losses of $3,362 and $13,655 for the corresponding period in 1999.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 15, 2000.

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

NOTE 6 - DISTRIBUTIONS

On July 17, 2000, a distribution to the limited partners of $166,641, or approximately $3.52 per limited partnership unit, was approved. Such distribution was paid on July 20, 2000. The General Partner also received a distribution of $1,683 with respect to its 1% partnership interest.

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

As described in note 2 to the Notes to the Financial Statements, the partnership has a death and disability redemption fund totaling $97,291 at June 30, 2000. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the year:

                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                          --------------------    --------------------
                                            2000        1999        2000        1999
                                          --------    --------    --------    --------
Rancho California Plaza,
  Rancho California, CA                   $ 31,494    $ 29,215    $ 60,405    $ 56,353

East Vista Way, Vista, CA                   19,675      15,906      37,691      30,893

Plaza at Puente Hills, Industry, CA         12,333      12,834      23,993      25,960

4th Street, Perris, CA                      26,705      23,553      50,654      49,540

Foothill Blvd., Upland, CA                  23,836      21,955      45,897      42,111

East Valley Blvd., Walnut, CA               11,664      10,853      23,038      21,816

Lassen Street, Chatsworth, CA               27,417      26,743      53,002      51,943

Hesperia Road, Victorville, CA              24,125      22,788      47,100      44,516

W. Sepulveda Blvd., Los Angeles, CA         15,134      15,804      29,185      28,395
                                          --------    --------    --------    --------
         Total                            $192,383    $179,651    $370,965    $351,527
                                          ========    ========    ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $192,383 during the three month period ended June 30, 2000, which represents an increase of $12,732 from 1999. The partnership earned rental revenue of $370,965 during the six month period ended June 30, 2000, which represents an increase of $19,438 from 1999. The increases in rental revenue are directly attributable to changes in sales levels at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

                               Percentage of Total
                        General & Administrative Expense

                                                            Six Months Ended
                                                                June 30,
                                                          --------------------
                                                           2000          1999
                                                          ------        ------
        Accounting fees                                    60.17%        61.78%
        Distribution of information to limited partners    39.83         38.22
                                                          ------        ------
                                                          100.00%       100.00%
                                                          ======        ======

For the three month period ended June 30, 2000 net income increased by $13,496 from 1999 to 2000 due to the increase in revenues of $13,039 and the decrease in general and administrative expenses of $457. For the six month period ended June 30, 2000 net income increased by $20,397 from 1999 to 2000 due to the increase in revenues of $20,048 and the decrease in general and administrative expenses of $349.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the six months ended June 30, 2000.

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


                                            DEL TACO RESTAURANT PROPERTIES III
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date: July 31, 2000                         /s/ Robert J. Terrano
                                            ----------------------------------
                                                Robert J. Terrano
                                                Executive Vice President,
                                                Chief Financial Officer


Date: July 31, 2000                         /s/ C. Douglas Mitchell
                                            ----------------------------------
                                                C. Douglas Mitchell
                                                Vice President and Corporate
                                                Controller

                                 EXHIBIT INDEX

Exhibit
Number                            Description
------                            -----------

 27.1                       Financial Data Schedule