Form 10-Q
period 2000-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2000-11-07
CIK 786360

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM  __________________ TO  __________________.

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

                                      INDEX

                       DEL TACO RESTAURANT PROPERTIES III

PART I.  FINANCIAL INFORMATION                                                      PAGE NUMBER
------------------------------                                                      -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 2000 (Unaudited) and
     December 31, 1999                                                                   3

Statements of Income for the three and nine months ended
     September 30, 2000 and 1999 (Unaudited)                                             4

Statements of Cash Flows for the nine months ended
     September 30, 2000 and 1999 (Unaudited)                                             5

Notes to Financial Statements                                                            6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                   9


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                               11


SIGNATURES                                                                              12
----------


                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                                                    SEPTEMBER 30,       December 31,
                                                                                        2000               1999
                                                                                     -----------       -----------
                                                                                     (UNAUDITED)
                                     ASSETS

    CURRENT ASSETS:
         Cash                                                                        $   243,937       $   208,334
         Receivable from General Partner                                                  67,450            62,122
         Deposits                                                                          1,000             1,000
                                                                                     -----------       -----------
            Total current assets                                                         312,387           271,456
                                                                                     -----------       -----------

    RESTRICTED CASH                                                                       97,291            97,291
                                                                                     -----------       -----------

    PROPERTY AND EQUIPMENT, AT COST:
         Land and improvements                                                         4,405,966         4,405,966
         Buildings and improvements                                                    2,954,959         2,954,959
         Machinery and equipment                                                       1,522,922         1,522,922
                                                                                     -----------       -----------
                                                                                       8,883,847         8,883,847
         Less--accumulated depreciation                                                2,877,426         2,792,496
                                                                                     -----------       -----------
                                                                                       6,006,421         6,091,351
                                                                                     -----------       -----------

                                                                                     $ 6,416,099       $ 6,460,098
                                                                                     ===========       ===========

                                               LIABILITIES AND PARTNERS' EQUITY

    CURRENT LIABILITIES:
         Payable to Limited Partners                                                 $    32,478       $    25,130
         Accounts payable                                                                 15,537            11,801
                                                                                     -----------       -----------
            Total current liabilities                                                     48,015            36,931
                                                                                     -----------       -----------

    OBLIGATION TO GENERAL PARTNER                                                        577,510           577,510
                                                                                     -----------       -----------

    PARTNERS' EQUITY:
         Limited Partners                                                              5,828,233         5,882,765
         General Partner-Del Taco, Inc.                                                  (37,659)          (37,108)
                                                                                     -----------       -----------
                                                                                       5,790,574         5,845,657
                                                                                     -----------       -----------

                                                                                     $ 6,416,099       $ 6,460,098
                                                                                     ===========       ===========


                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                        SEPTEMBER 30,                SEPTEMBER 30,
                                      2000         1999           2000          1999
                                    --------      --------      --------      --------
REVENUES:
    Rent                            $204,427      $190,476      $575,391      $542,003
    Interest                           3,357         2,574         8,717         7,087
    Other                                800           500         1,883         1,820
                                    --------      --------      --------      --------
                                     208,584       193,550       585,991       550,910
                                    --------      --------      --------      --------

EXPENSES:
    General and administrative         9,123         8,914        44,583        44,723
    Depreciation                      28,310        28,310        84,931        84,931
                                    --------      --------      --------      --------
                                      37,433        37,224       129,514       129,654
                                    --------      --------      --------      --------

         Net income                 $171,151      $156,326      $456,477      $421,256
                                    ========      ========      ========      ========

    Net income per limited
       partnership unit             $   3.58      $   3.27      $   9.55      $   8.81
                                    ========      ========      ========      ========







                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       2000            1999
                                                                     ---------       ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                       $ 456,477       $ 421,256
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                                   84,931          84,931
         (Increase) decrease in receivable from General Partner         (5,328)          2,524
         Decrease in deposits                                               --             462
         Increase (decrease) in accounts payable and
            payable to limited partners                                 11,084         (12,831)
                                                                     ---------       ---------

               Net cash provided by operating activities               547,164         496,342
                                                                     ---------       ---------

    CASH FLOWS FROM INVESTING ACTIVITIES:

    Decrease in restricted cash                                             --           2,605
                                                                     ---------       ---------

    CASH FLOWS FROM FINANCING ACTIVITIES:

    Redemption of limited partnership units                                 --          (2,605)
    Cash distributions to partners                                    (511,561)       (507,612)
                                                                     ---------       ---------

               Net cash used by financing activities                  (511,561)       (510,217)
                                                                     ---------       ---------

    Net increase (decrease) in cash                                     35,603         (11,270)

    Beginning cash balance                                             208,334         219,876
                                                                     ---------       ---------

    Ending cash balance                                              $ 243,937       $ 208,606
                                                                     =========       =========




                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 2000, the results of operations and cash flows for the nine month periods ended September 30, 2000 and 1999 have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - RESTRICTED CASH

At September 30, 2000 the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner's death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

                       DEL TACO RESTAURANT PROPERTIES III

                               SEPTEMBER 30, 2000


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

For the three months ended September 30, 2000, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,703,554 and net income of $72,235, as compared to $1,587,297 and $72,043 respectively, for the corresponding period in 1999. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the nine months ended September 30, 2000, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $4,794,929 and net income of $172,761, as compared to $4,516,692 and $155,485 respectively, for the corresponding period in 1999.

                       DEL TACO RESTAURANT PROPERTIES III

                               SEPTEMBER 30, 2000


NOTE 4 - LEASING ACTIVITIES - CONTINUED

For the three months and nine months ended September 30, 2000, the East Valley Blvd. restaurant in Walnut, California reported net losses of $1,950 and $4,780 as compared to net losses of $1,203 and $4,717 for the corresponding period in 1999.

For the three months and nine months ended September 30, 2000, the East Gale Blvd. restaurant in Puente Hills, California reported net losses of $1,971 and $8,500 as compared to net losses of $2,377 and $6,300 for the corresponding period in 1999.

For the three months and nine months ended September 30, 2000, the West Sepulveda Blvd. restaurant in Los Angeles, California reported net losses of $2,629 and $11,832 as compared to net income of $120 and a net loss of $13,535 for the corresponding period in 1999.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 13, 2000.

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

NOTE 6 - DISTRIBUTIONS

On October 13, 2000, a distribution to the limited partners of $204,662, or approximately $4.32 per limited partnership unit, was approved. Such distribution was paid on October 18, 2000. The General Partner also received a distribution of $2,067 with respect to its 1% partnership interest.

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

As described in Note 2 to the Notes to the Financial Statements, the partnership has a death and disability redemption fund totaling $97,291 at September 30, 2000. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the year:


                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                          2000          1999          2000          1999
                                                        --------      --------      --------      --------
    Rancho California Plaza, Rancho California, CA      $ 32,275      $ 30,563      $ 92,679      $ 86,917

    East Vista Way, Vista, CA                             20,513        16,911        58,205        47,805

    Plaza at Puente Hills, Industry, CA                   13,705        12,936        37,698        38,896

    4th Street, Perris, CA                                28,073        24,754        78,727        74,294

    Foothill Blvd., Upland, CA                            25,834        24,632        71,731        66,743

    East Valley Blvd., Walnut, CA                         12,618        11,686        35,656        33,502

    Lassen Street, Chatsworth, CA                         30,020        27,753        83,021        79,697

    Hesperia Road, Victorville, CA                        24,816        23,709        71,916        68,225

    W. Sepulveda Blvd., Los Angeles, CA                   16,573        17,532        45,758        45,924
                                                        --------      --------      --------      --------

            Total                                       $204,427      $190,476      $575,391      $542,003
                                                        ========      ========      ========      ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $204,427 during the three month period ended September 30, 2000, which represents an increase of $13,951 from 1999. The partnership earned rental revenue of $575,391 during the nine month period ended September 30, 2000, which represents an increase of $33,388 from 1999. The changes in rental revenue between 2000 and 1999 are directly attributable to increases in sales levels at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

                                                   Percentage of Total
                                              General & Administrative Expense
                                              --------------------------------
                                                   Nine Months Ended
                                                     September 30,
                                                  2000             1999
                                                -------          ------
Accounting fees                                  53.74%           52.15%
Distribution of information
  to limited partners                            46.26            47.85
                                                ------           ------

                                                100.00%          100.00%
                                                ======           ======


For the three month period ended September 30, 2000 net income increased by $14,825 from 1999 to 2000 due the increase in revenues of $15,034 which was partially offset by the increase in general and administrative expenses of $209. For the nine month period ended September 30, 2000 net income increased by $35,221 from 1999 to 2000 due to the increase in revenues of $35,081 and the decrease in general and administrative expenses of $140.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 2000.

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


                                 DEL TACO RESTAURANT PROPERTIES III
                                 (a California limited partnership)
                                 Registrant

                                 Del Taco, Inc.
                                 General Partner



Date:  October 31, 2000          /s/ Robert J. Terrano
                                 ---------------------
                                 Robert J. Terrano
                                 Executive Vice President,
                                 Chief Financial Officer


Date:  October 31, 2000          /s/ C. Douglas Mitchell
                                 -----------------------
                                 C. Douglas Mitchell
                                 Vice President and Corporate
                                 Controller

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER              DESCRIPTION
-------              -----------
  27           Financial Data Schedule
