Form 10-K
period 2000-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2001-03-08
CIK 786360

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. As of December 31, 2000, the partnership had a total of nine properties leased to Del Taco.

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

ITEM 2. PROPERTIES

The partnership acquired ten properties with proceeds obtained from the sale of limited partnership units:

                                                                                                               Date of
                                                                                                             Commencement
Address                    City, State              Date of Acquisition       Restaurant Constructed        of Operation(1)
-------                    -----------              -------------------       ----------------------        ---------------
Rancho California Plaza    Rancho California, CA    December 23, 1986         60 seat with drive          July 14, 1987
                                                                              through service window

East Vista Way             Vista, CA                February 24, 1987         60 seat with drive          September 10, 1987
                                                                              through service window

4th Street                 Perris, CA               June 24, 1987             60 seat with drive          December 16, 1987
                                                                              through service window

Foothill Boulevard         Upland, CA               August 3, 1987            60 seat with drive          January 12, 1988
                                                                              through service window

Plaza at Puente Hills      Industry, CA             May 12, 1987              60 seat with drive          February 24, 1988
                                                                              through service window

Twentynine Palms Highway   Twentynine Palms, CA     December 14, 1987         60 seat with drive          May 17, 1988(2)
                                                                              through service window

East Valley Boulevard      Walnut, CA               April 29, 1988            60 seat with drive          August 31, 1988
                                                                              through service window

West Sepulveda Boulevard   Los Angeles, CA          July 8, 1988              60 seat with drive          January 12, 1989(3)
                                                                              through service window

Lassen Street              Chatsworth, CA           January 27, 1989          60 seat with drive          August 21, 1989
                                                                              through service window

Hesperia Road              Victorville, CA          December 29, 1989         100 seat with drive         July 5, 1990
                                                                              through service window

---------------
(1) Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,455 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 8 to the Notes to the Financial Statements contained under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------
                                       2000            1999            1998            1997            1996
                                    ----------      ----------      ----------      ----------      ----------
Rental revenue                      $  776,354      $  726,135      $  728,690      $  725,397      $  722,856

Interest and other income               15,006          10,758          12,450          13,152           9,464

Net income                             621,392         566,766         442,863         422,201         292,257

Net income per limited
  partnership unit(1)                    13.00           11.85            9.26            8.82            6.10

Cash distributions per limited
  partnership unit
      From operations                    15.02           14.47           14.10           14.38           14.09
      Return of capital(2)                  --              --              --            5.88              --

Total assets                         6,376,315       6,460,098       6,589,673       6,803,782       7,345,412

Long-term obligations                  577,510         577,510         577,510         577,510         577,510

----------------
(1) The net income per limited partnership unit was calculated based upon 47,331 47,331, 47,370, 47,398 and 47,461 weighted average units outstanding for years 2000, 1999, 1998, 1997 and 1996, respectively.

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

As described in note 6 to the Notes to the Financial Statements contained under
Item 8, the partnership has a death and disability redemption fund totaling $97,291 at December 31, 2000. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the year:

                                                       YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                  2000          1999          1998
                                                --------      --------      --------
Rancho California Plaza, Rancho Calif., CA      $124,853      $117,466      $113,412

East Vista Way, Vista, CA                         77,612        65,224        61,460

4th Street, Perris, CA                           105,184        97,733       117,303

Foothill Blvd., Upland, CA                        96,827        90,086        85,121

Plaza at Puente Hills, Industry, CA               51,096        51,404        55,176

East Valley Blvd., Walnut, CA                     48,198        45,059        45,705

W. Sepulveda Blvd., Los Angeles, CA               62,331        61,666        51,768

Lassen Street, Chatsworth, CA                    112,559       106,462       112,348

Hesperia Road, Victorville, CA                    97,694        91,035        86,397
                                                --------      --------      --------
          Total                                 $776,354      $726,135      $728,690
                                                ========      ========      ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $776,354 during the year ended December 31, 2000, which represents an increase of $50,219 from 1999. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations - Continued

The following table breaks down general and administrative expenses by type of expense:

                  PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE

                                                Year Ended December 31,
                                           --------------------------------
                                            2000         1999         1998
                                           ------       ------       ------
Accounting fees                             59.70%       54.19%       52.29%
Distribution of information
  to limited partners                       38.89        44.40        46.30
Other                                        1.41         1.41         1.41
                                           ------       ------       ------
                                           100.00%      100.00%      100.00%
                                           ======       ======       ======

General and administrative costs decreased by $159 from 1999 to 2000. Depreciation expense was the same in both 2000 and 1999. Depreciation decreased in 1999 because certain equipment became fully depreciated in both 1999 and 1998.

Net income increased by $54,626 from 1999 to 2000 due to the increase in revenues of $54,467 and the $159 decrease in general and administrative expenses.

On May 19, 1998, the special limited partner resigned. Consistent with the partnership agreement, the General Partner assumed the duties and responsibilities of the special limited partner.

ITEM 8. FINANCIAL STATEMENTS

PART I. INFORMATION

                                    INDEX

                                                                     PAGE NUMBER
                                                                     -----------

Report of Independent Public Accountants                                   10

Balance Sheets at December 31, 2000 and 1999                               11

Statements of Income for the years ended
  December 31, 2000, 1999 and 1998                                         12

Statement of Changes in Partners' Equity for
  the three years ended December 31, 2000                                  13

Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                                         14

Notes to Financial Statements                                           15-20

                             [ARTHUR ANDERSEN LOGO]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Del Taco Restaurant Properties, III

We have audited the accompanying balance sheets of Del Taco Restaurant III (a California Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' equity and cash flows for the three years ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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


/s/ ARTHUR ANDERSEN LLP

Orange County, California
February 23, 2001

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                     DECEMBER 31,
                                           -------------------------------
                                              2000                 1999
                                           -----------         -----------

                                     ASSETS

CURRENT ASSETS:
     Cash                                  $   230,275         $   208,334
     Receivable from Del Taco, Inc.             69,017              62,122
     Deposits                                    1,622               1,000
                                           -----------         -----------
         Total current assets                  300,914             271,456
                                           -----------         -----------

RESTRICTED CASH                                 97,291              97,291
                                           -----------         -----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                   4,405,966           4,405,966
     Buildings and improvements              2,954,959           2,954,959
     Machinery and equipment                 1,522,922           1,522,922
                                           -----------         -----------
                                             8,883,847           8,883,847
     Less--accumulated depreciation          2,905,737           2,792,496
                                           -----------         -----------
                                             5,978,110           6,091,351
                                           -----------         -----------
                                           $ 6,376,315         $ 6,460,098
                                           ===========         ===========


                     LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to limited partners           $    34,067         $    25,130
     Accounts payable                           15,979              11,801
                                           -----------         -----------
         Total current liabilities              50,046              36,931
                                           -----------         -----------

OBLIGATION TO GENERAL PARTNER                  577,510             577,510
                                           -----------         -----------

PARTNERS' EQUITY:
     Limited partners                        5,786,836           5,882,765
     General Partner-Del Taco, Inc.            (38,077)            (37,108)
                                           -----------         -----------
                                             5,748,759           5,845,657
                                           -----------         -----------
                                           $ 6,376,315         $ 6,460,098
                                           ===========         ===========

                          The accompanying notes are an
                   integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                         2000            1999            1998
                                       --------        --------        --------
REVENUES:
     Rent                              $776,354        $726,135        $728,690
     Interest                            12,098           8,639           9,007
     Other                                2,908           2,119           3,443
                                       --------        --------        --------
                                        791,360         736,893         741,140
                                       --------        --------        --------

EXPENSES:
     General and administrative          56,727          56,886          56,579
     Depreciation                       113,241         113,241         241,698
                                       --------        --------        --------
                                        169,968         170,127         298,277
                                       --------        --------        --------

         Net income                    $621,392        $566,766        $442,863
                                       ========        ========        ========

     Net income per limited
        partnership unit               $  13.00        $  11.85        $   9.26
                                       ========        ========        ========


                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 2000

                                        Limited Partners
                                  ---------------------------         General
                                   Units             Amount           Partner             Total
                                  -------         -----------         --------         -----------
Balance, December 31, 1997         47,394         $ 6,245,880         $(33,552)        $ 6,212,328

   Net income                          --             438,434            4,429             442,863

   Redemption of units                (48)             (7,913)              --              (7,913)

   Cash distributions                  --            (667,604)          (6,743)           (674,347)
                                  -------         -----------         --------         -----------
Balance, December 31, 1998         47,346           6,008,797          (35,866)          5,972,931

   Net income                          --             561,098            5,668             566,766

   Redemption of units                (15)             (2,605)              --              (2,605)

   Cash distributions                  --            (684,525)          (6,910)           (691,435)
                                  -------         -----------         --------         -----------
Balance, December 31, 1999         47,331           5,882,765          (37,108)          5,845,657

   Net income                          --             615,178            6,214             621,392

   Cash distributions                  --            (711,107)          (7,183)           (718,290)
                                  -------         -----------         --------         -----------
Balance, December 31, 2000         47,331         $ 5,786,836         $(38,077)        $ 5,748,759
                                  =======         ===========         ========         ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                     2000              1999               1998
                                                                   ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $ 621,392         $ 566,766         $ 442,863
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                    113,241           113,241           241,698
     Increase (decrease) in payable to limited partners                8,937            (6,474)           27,598
     (Increase) decrease in receivable from General Partner           (6,895)            1,681            (4,435)
     Increase (decrease) in accounts payable                           4,178             4,173            (2,310)
     (Increase) decrease in deposits                                    (622)              506              (506)
                                                                   ---------         ---------         ---------
       Net cash provided by operating activities                     740,231           679,893           704,908
                                                                   ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash                                               --             2,605             7,913
                                                                   ---------         ---------         ---------
    Net cash provided by investing activities                             --             2,605             7,913
                                                                   ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of limited partnership units                                   --            (2,605)           (7,913)
Cash distributions to partners                                      (718,290)         (691,435)         (674,347)
                                                                   ---------         ---------         ---------
    Net cash used by financing activities                           (718,290)         (694,040)         (682,260)
                                                                   ---------         ---------         ---------

INCREASE (DECREASE) IN CASH                                           21,941           (11,542)           30,561

BEGINNING CASH BALANCE                                               208,334           219,876           189,315
                                                                   ---------         ---------         ---------
ENDING CASH BALANCE                                                $ 230,275         $ 208,334         $ 219,876
                                                                   =========         =========         =========

                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE PARTNERSHIP: Del Taco Restaurant Properties III (a California limited partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner for operation under the Del Taco trade name). As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 2000, Del Taco Restaurant Properties III had nine properties in operation.

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

DECEMBER 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NET INCOME PER LIMITED PARTNERSHIP UNIT: The net income per limited partnership unit was calculated based upon 47,331, 47,331 and 47,370 weighted average units outstanding in 2000, 1999 and 1998, respectively.

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

NOTE 3 - SITE ACQUISITION AND DEVELOPMENT FEE

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners' interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2000, 1999, and 1998.

DEL TACO RESTAURANT PROPERTIES III

DECEMBER 31, 2000

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

The partnership had a total of nine properties leased to Del Taco as of December 31, 2000. On December 29, 1998, the franchise agreement for the West Sepulveda Boulevard restaurant in Los Angeles expired. Del Taco began operation of this restaurant as a company-managed facility on December 29, 1998.

For the year ended December 31, 2000, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $6,469,615 and unaudited net income of $292,614, as compared to unaudited sales of $6,051,128 and $5,641,018 and net income of $206,060 and $273,544 respectively, for the years ended December 31, 1999 and 1998, (1999 included nine restaurants and 1998 included eight restaurants operated by Del Taco). Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The one restaurant operated by a Del Taco franchisee from January 1, 1998 to December 29, 1998, for which the partnership was the lessor, had unaudited sales of $431,400 for the year ended December 31, 1998.

The East Valley Blvd. Restaurant in Walnut, California had unaudited net losses of $2,777, $5,616 and $5,076 for the years ended December 31, 2000, 1999 and 1998, respectively. The Vista Way Restaurant in Vista, California had unaudited net income of $27,117 and $11,366 for the years ended December 31, 2000 and 1999, and an unaudited net loss of $1,899 for the year ended December 31, 1998. The Plaza at Puente Hills Restaurant in Industry, California had unaudited net losses of $8,675 and $8,644 for the years ended December 31, 2000 and 1999 and unaudited net income of $5,028 for the year ended December 31, 1998. The West Sepulveda Boulevard restaurant in Los Angeles, California had unaudited net losses of $10,245 and $15,279 for the years ended December 31, 2000 and 1999. As noted above, the West Sepulveda Boulevard restaurant was operated by a franchisee during 1998.

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2000. The rent receivable was collected on January 11, 2001.

The General Partner received $7,183 in distributions relating to its one percent interest in the partnership for the year ended December 31, 2000.

DEL TACO RESTAURANT PROPERTIES III

DECEMBER 31, 2000

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

NOTE 6 - RESTRICTED CASH

At December 31, 2000 and 1999 the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner's death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7  - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                         2000            1999            1998
                                       --------        --------        --------
Net income per financial statements    $621,392        $566,766        $442,863
Excess book depreciation                 19,659          18,257         145,232
                                       --------        --------        --------

Taxable income                         $641,051        $585,023        $588,095
                                       ========        ========        ========

DEL TACO RESTAURANT PROPERTIES III

DECEMBER 31, 2000

NOTE 7 - INCOME TAXES - CONTINUED

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 2000, is as follows:

         Partners' equity per financial statements            $ 5,748,759

         Issue costs of limited partnership
           units capitalized for tax purposes                   1,741,676

         Excess book depreciation                                 434,575

         Tax loss on sale of assets                              (107,920)

         Other                                                         83
                                                              -----------
         Net worth for tax purposes                           $ 7,817,173
                                                              ===========

NOTE 8 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2000 were as follows:

                                                         Weighted            Number of Units
                                 Cash Distributions    Average Number        Outstanding at
                                    per Limited          of Units              the End of
Quarter Ended                     Partnership Unit      Outstanding              Quarter
-------------                    ------------------    --------------        ---------------
December 31, 1997                    $    3.71             47,394                47,394
March 31, 1998                            2.97             47,394                47,394
June 30, 1998                             3.47             47,378                47,346
September 30, 1998                        3.95             47,370                47,346
                                     ---------
   Total paid in 1998                $   14.10
                                     =========

December 31, 1998                    $    3.82             47,346                47,346
March 31, 1999                            3.22             47,331                47,331
June 30, 1999                             3.58             47,331                47,331
September 30, 1999                        3.85             47,331                47,331
                                     ---------
   Total paid in 1999                $   14.47
                                     =========

December 31, 1999                    $    3.74             47,331                47,331
March 31, 2000                            3.44             47,331                47,331
June 30, 2000                             3.52             47,331                47,331
September 30, 2000                        4.32             47,331                47,331
                                     ---------
   Total paid in 2000                $   15.02
                                     =========

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2000 amounted to $4.00 per limited partnership unit and were paid January 22, 2001.

                                    PART III

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name                     Title                                              Age
----                     -----                                              ---
Kevin K. Moriarty        Director, Chairman and Chief Executive Officer     54

C. Ronald Petty          President                                          56

Paul W. Hitzelberger     Executive Vice President, Franchise
                           Development/Relations                            56

Robert J. Terrano        Executive Vice President and
                           Chief Financial Officer                          45

James D. Stoops          Executive Vice President, Operations               48

Janet D. Simmons         Senior Vice President, Purchasing                  44

Michael L. Annis         Vice President, Secretary and General Counsel      54

C. Douglas Mitchell      Vice President and Corporate Controller            50

Timothy A. Hackbardt     Vice President, Marketing                          37

Shirlene Lopez           Vice President, Corporate Development              36

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2001.

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

Paul W. Hitzelberger, Executive Vice President, Franchise Development/Relations of Del Taco, Inc. He was appointed to his current position in December 1995. Mr. Hitzelberger has responsibility for franchise development and relations. From 1991 to 1995, Mr. Hitzelberger was Executive Vice President, Marketing of Del Taco, Inc. From September 1988 through September 1989, Mr. Hitzelberger was Chief Executive Officer of Environmental Marketing Group. Prior to that, Mr. Hitzelberger was a Vice President of Del Taco, Inc. Prior to joining Del Taco, Inc., he served as Vice President - Marketing at the department store division of Lucky Stores, Inc., a major supermarket retailer. Mr. Hitzelberger received a Master of Business Administration degree from Loyola University in Chicago, Illinois.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 1999. From November 1995 to November 1999, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

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

     During 2000, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

     (1) The General Partner earned $6,214 as its one percent share of the net income of the partnership.

     (2) The General Partner received $7,183 in distributions relating to its one percent interest in the partnership.

(b) During 2000, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 2000 for any amount in excess of $60,000.

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

(b)  No reports on Form 8-K were filed during the last quarter of 2000.

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

                DEL TACO RESTAURANT PROPERTIES III - SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000

                                                                                Cost
                                                                             capitalized     Gross amount at
                                                     Initial cost           subsequent to    which carried at
                                                      to company             acquisition     close of period
                                             ----------------------------------------------------------------
                                                                                             Land, buildings
   Description                               Land & land      Buildings &      Carrying       & improvements    Accumulated
(All Restaurants)          Encumbrances      improvements     Improvements      costs             Total         depreciation
----------------------------------------------------------------------------------------------------------------------------
Rancho California, CA          $ -            $ 384,400       $ 257,807         $ -            $ 642,207        $ 120,645
Vista, CA                        -              512,130         343,471           -              855,601          160,731
Industry, CA                     -              627,082         420,566           -            1,047,648          196,810
Perris, Ca                       -              437,522         293,434           -              730,956          137,316
Upland, CA                       -              281,827         189,014           -              470,841           88,450
Walnut, CA                       -              340,848         228,597           -              569,445          106,974
Los Angeles, CA                  -              674,283         452,223           -            1,126,506          211,624
Chatsworth, CA                   -              642,475         430,890           -            1,073,365          201,639
Victorville, CA                  -              505,399         338,957           -              844,356          158,625
                               ------------------------------------------------------------------------------------------
                               $ -          $ 4,405,966     $ 2,954,959         $ -          $ 7,360,925      $ 1,382,814
                               ==========================================================================================


                                                           Life on which
                                                       depreciation in latest
   Description                Date of          Date       income statement
(All Restaurants)           construction     acquired       is computed
-----------------------------------------------------------------------------
Rancho California, CA           1986           1986       20 (LI), 35 (BI)
Vista, CA                       1987           1987       20 (LI), 35 (BI)
Industry, CA                    1987           1987       20 (LI), 35 (BI)
Perris, Ca                      1987           1987       20 (LI), 35 (BI)
Upland, CA                      1987           1987       20 (LI), 35 (BI)
Walnut, CA                      1988           1988       20 (LI), 35 (BI)
Los Angeles, CA                 1988           1988       20 (LI), 35 (BI)
Chatsworth, CA                  1989           1989       20 (LI), 35 (BI)
Victorville, CA                 1989           1989       20 (LI), 35 (BI)

                                                       Accumulated
                                      Restaurants      Depreciation
                                      -----------      ------------
Balances at December 31, 1997:        $7,360,925        $1,043,094
   Acquisitions                               --           113,240
   Sales                                      --                --
                                      ----------        ----------
Balances at December 31, 1998:         7,360,925         1,156,334
   Acquisitions                               --           113,240
   Sales                                      --                --
                                      ----------        ----------
Balances at December 31, 1999:         7,360,925         1,269,574
   Acquisitions                               --           113,240
   Sales                                      --                --
                                      ----------        ----------
Balances at December 31, 2000:        $7,360,925        $1,382,814
                                      ==========        ==========

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


                                              DEL TACO RESTAURANT PROPERTIES III
                                              a California limited partnership


                                              Del Taco, Inc.
                                              General Partner


Date: March 7, 2001                           Kevin K. Moriarty
                                              ----------------------------------
                                              Kevin K. Moriarty
                                              Director, Chairman and Chief
                                              Executive Officer


Date: March 7, 2001                           Michael L. Annis
                                              ----------------------------------
                                              Michael L. Annis
                                              Vice President, Secretary and
                                              General Counsel


Date: March 7, 2001                           Robert J. Terrano
                                              ----------------------------------
                                              Robert J. Terrano
                                              Executive Vice President and
                                              Chief Financial Officer


Date: March 7, 2001                           C. Douglas Mitchell
                                              ----------------------------------
                                              C. Douglas Mitchell
                                              Vice President and Corporate
                                              Controller