Form 10-Q
period 2001-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2001-05-08
CIK 786360

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _______________.

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

                                      INDEX

                       DEL TACO RESTAURANT PROPERTIES III


PART I.  FINANCIAL INFORMATION                                  PAGE NUMBER
------------------------------                                  -----------

Item 1.  Financial Statements and Supplementary Data

Balance Sheets at March 31, 2001 (Unaudited) and
     December 31, 2000                                                 3

Statements of Income for the three months ended
     March 31, 2001 and 2000 (Unaudited)                               4

Statements of Cash Flows for the three months ended
     March 31, 2001 and 2000 (Unaudited)                               5

Notes to Financial Statements                                          6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                            12
----------

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS

                                                                 March 31,       December 31,
                                                                   2001              2000
                                                                -----------      -----------
                                                                (Unaudited)

                                        ASSETS

CURRENT ASSETS:
   Cash                                                         $   219,654      $   230,275
   Receivable from General Partner                                   69,847           69,017
   Deposits                                                           1,311            1,622
                                                                -----------      -----------
       Total current assets                                         290,812          300,914
                                                                -----------      -----------

RESTRICTED CASH                                                      97,291           97,291
                                                                -----------      -----------

PROPERTY AND EQUIPMENT, at cost:
   Land and improvements                                          4,405,966        4,405,966
   Buildings and improvements                                     2,954,959        2,954,959
   Machinery and equipment                                        1,522,922        1,522,922
                                                                -----------      -----------
                                                                  8,883,847        8,883,847
   Less--accumulated depreciation                                 2,934,047        2,905,737
                                                                -----------      -----------
                                                                  5,949,800        5,978,110
                                                                -----------      -----------

                                                                $ 6,337,903      $ 6,376,315
                                                                ===========      ===========

                           LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Payable to Limited Partners                                  $    36,646      $    34,067
   Accounts payable                                                  21,530           15,979
                                                                -----------      -----------
       Total current liabilities                                     58,176           50,046
                                                                -----------      -----------

OBLIGATION TO GENERAL PARTNER                                       577,510          577,510
                                                                -----------      -----------

PARTNERS' EQUITY:
   Limited Partners                                               5,740,740        5,786,836
   General Partner-Del Taco, Inc.                                   (38,523)         (38,077)
                                                                -----------      -----------
                                                                  5,702,217        5,748,759
                                                                -----------      -----------

                                                                $ 6,337,903      $ 6,376,315
                                                                ===========      ===========


                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                    Three Months Ended
                                        March 31
                                  ---------------------
                                    2001         2000
                                  --------     --------

REVENUES:
   Rent                           $192,977     $178,582
   Interest                          3,484        2,311
   Other                               675          608
                                  --------     --------
                                   197,136      181,501
                                  --------     --------

EXPENSES:
   General and administrative       23,930       22,996
   Depreciation                     28,310       28,310
                                  --------     --------
                                    52,240       51,306
                                  --------     --------

       Net income                 $144,896     $130,195
                                  ========     ========

   Net income per limited
      partnership unit            $   3.03     $   2.72
                                  ========     ========


                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31
                                                        ------------------------
                                                          2001           2000
                                                        ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $ 144,896      $ 130,195
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                            28,310         28,310
   Increase in receivable from General Partner               (830)        (1,040)
   Decrease in deposits                                       311             --
   Increase in accounts payable and
      payable to limited partners                           8,130          9,815
                                                        ---------      ---------

          Net cash provided by operating activities       180,817        167,280
                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                           (191,438)      (178,558)
                                                        ---------      ---------

          Net cash used by financing activities          (191,438)      (178,558)
                                                        ---------      ---------

Net decrease in cash                                      (10,621)       (11,278)

Beginning cash balance                                    230,275        208,334
                                                        ---------      ---------

Ending cash balance                                     $ 219,654      $ 197,056
                                                        =========      =========



                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 2001, the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000 have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - RESTRICTED CASH

At March 31, 2001, the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner's death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

                       DEL TACO RESTAURANT PROPERTIES III

                                 MARCH 31, 2001


NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 47,331 in 2001 and 2000.

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

For the three months ended March 31, 2001, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,608,145 and net income of $87,943, as compared to $1,488,187 and $27,041, respectively, for the corresponding period in 2000. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the three months ended March 31, 2001, the East Valley Blvd. restaurant in Walnut, California reported a net loss of $2,387 as compared to a net loss of $2,405 for the corresponding period in 2000.

For the three months ended March 31, 2001, the East Gale Blvd. restaurant in Puente Hills, California reported a net loss of $1,736 as compared to a net loss of $3,673 for the corresponding period in 2000.

For the three months ended March 31, 2001, the West Sepulveda Blvd. restaurant in Los Angeles, California reported net income of $471 as compared to a net loss of $7,453 for the corresponding period in 2000.

                       DEL TACO RESTAURANT PROPERTIES III

                                 MARCH 31, 2001


NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 10, 2001.

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

NOTE 6 - DISTRIBUTIONS

On April 16, 2001, a distribution to the limited partners of $176,458, or approximately $3.73 per limited partnership unit, was approved. Such distribution was paid on April 18, 2001. The General Partner also received a distribution of $1,765 with respect to its 1% partnership interest.

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

As described in Note 2 to the Notes to the Financial Statements, the partnership has a death and disability redemption fund totaling $97,291 at March 31, 2001. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant:

                                           Three Months Ended
                                                March 31
                                          ---------------------
                                            2001         2000
                                          --------     --------

Rancho California Plaza, Temecula, CA     $ 29,319     $ 28,911

East Vista Way, Vista, CA                   18,493       18,016

Plaza at Puente Hills, Industry, CA         12,627       11,660

4th Street, Perris, CA                      25,768       23,948

Foothill Blvd., Upland, CA                  24,644       22,061

East Valley Blvd., Walnut, CA               12,088       11,374

Lassen Street, Chatsworth, CA               28,423       25,585

Hesperia Road, Victorville, CA              25,554       22,975

W. Sepulveda Blvd., Los Angeles, CA         16,061       14,052
                                          --------     --------

       Total                              $192,977     $178,582
                                          ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $192,977 during the three month period ended March 31, 2001, which represents an increase of $14,395 from 2000. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

                                 Percentage of Total
                            General & Administrative Expense
                            --------------------------------
                                 Three Months Ended
                                      March 31,
                                --------------------
                                 2001         2000
                                -------      -------

Accounting fees                   64.98%       65.45%
Distribution of information
  to limited partners             35.02        34.55
                                -------      -------

                                 100.00%      100.00%
                                =======      =======

General and administrative costs increased from 2000 to 2001 due to increased costs for printing and distribution of information to limited partners.

Net income increased by $14,701 from 2000 to 2001 due to the increase in revenues of $15,635, which was partially offset by the $934 increase in general and administrative expenses.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 2001.

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


                                            DEL TACO RESTAURANT PROPERTIES III
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  May 1, 2001                          /s/ Robert J. Terrano
                                            ---------------------
                                                Robert J. Terrano
                                                Executive Vice President,
                                                Chief Financial Officer


Date:  May 1, 2001                          /s/ C. Douglas Mitchell
                                            -----------------------
                                                C. Douglas Mitchell
                                                Vice President and Corporate
                                                Controller