Form 10-Q
period 2001-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2001-08-08
CIK 786360

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

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

                                      INDEX

                       DEL TACO RESTAURANT PROPERTIES III


                                                                   PAGE NUMBER
                                                                   -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 2001 (Unaudited) and
     December 31, 2000                                                   3

Statements of Income for the three and six months ended
     June 30, 2001 and 2000 (Unaudited)                                  4

Statements of Cash Flows for the six months ended
     June 30, 2001 and 2000 (Unaudited)                                  5

Notes to Financial Statements                                            6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                              12

                       DEL TACO RESTAURANT PROPERTIES III

                                 BALANCE SHEETS


                                                  JUNE 30,         December 31,
                                                    2001              2000
                                                 -----------       -----------
                                                 (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
     Cash                                        $   229,839       $   230,275
     Receivable from General Partner                  70,188            69,017
     Deposits                                          1,000             1,622
                                                 -----------       -----------
        Total current assets                         301,027           300,914
                                                 -----------       -----------

RESTRICTED CASH                                       97,291            97,291
                                                 -----------       -----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                         4,405,966         4,405,966
     Buildings and improvements                    2,954,959         2,954,959
     Machinery and equipment                       1,522,922         1,522,922
                                                 -----------       -----------
                                                   8,883,847         8,883,847
     Less--accumulated depreciation                2,962,356         2,905,737
                                                 -----------       -----------
                                                   5,921,491         5,978,110
                                                 -----------       -----------

                                                 $ 6,319,809       $ 6,376,315
                                                 ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners                 $    39,627       $    34,067
     Accounts payable                                 15,059            15,979
                                                 -----------       -----------
        Total current liabilities                     54,686            50,046
                                                 -----------       -----------

OBLIGATION TO GENERAL PARTNER                        577,510           577,510
                                                 -----------       -----------

PARTNERS' EQUITY:
     Limited Partners                              5,726,265         5,786,836
     General Partner-Del Taco, Inc.                  (38,652)          (38,077)
                                                 -----------       -----------
                                                   5,687,613         5,748,759
                                                 -----------       -----------

                                                 $ 6,319,809       $ 6,376,315
                                                 ===========       ===========


                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                       2001          2000          2001          2000
                                     --------      --------      --------      --------
REVENUES:
     Rent                            $203,933      $192,383      $396,910      $370,965
     Interest                           2,383         3,049         5,867         5,360
     Other                                450           475         1,125         1,083
                                     --------      --------      --------      --------
                                      206,766       195,907       403,902       377,408
                                     --------      --------      --------      --------

EXPENSES:
     General and administrative        14,836        12,464        38,766        35,460
     Depreciation                      28,311        28,311        56,621        56,621
                                     --------      --------      --------      --------
                                       43,147        40,775        95,387        92,081
                                     --------      --------      --------      --------

        Net income                   $163,619      $155,132      $308,515      $285,327
                                     ========      ========      ========      ========

     Net income per limited
        partnership unit             $   3.42      $   3.24      $   6.45      $   5.97
                                     ========      ========      ========      ========


                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             2001            2000
                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                $ 308,515       $ 285,327
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                            56,621          56,621
     Increase in receivable from General Partner             (1,173)         (5,938)
     Decrease in deposits                                       622              --
     Increase in accounts payable and
        payable to limited partners                           4,640           1,410
                                                          ---------       ---------

           Net cash provided by operating activities        369,225         337,420
                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                             (369,661)       (343,238)
                                                          ---------       ---------

Net decrease in cash                                           (436)         (5,818)

Beginning cash balance                                      230,275         208,334
                                                          ---------       ---------

Ending cash balance                                       $ 229,839       $ 202,516
                                                          =========       =========


                          The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES III

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 2001, the results of operations and cash flows for the six month periods ended June 30, 2001 and 2000 have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - RESTRICTED CASH

At June 30, 2001, the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner's death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

                       DEL TACO RESTAURANT PROPERTIES III

                                  JUNE 30, 2001


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

For the three months ended June 30, 2001, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,699,436 and net income of $94,528, as compared to $1,603,188 and $73,485, respectively, for the corresponding period in 2000. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the six months ended June 30, 2001, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $3,307,581 and net income of $182,471, as compared to $3,091,375 and $100,526, respectively, for the corresponding period in 2000.

                       DEL TACO RESTAURANT PROPERTIES III

                                  JUNE 30, 2001


NOTE 4 - LEASING ACTIVITIES - CONTINUED

For the three months and six months ended June 30, 2001, the East Valley Blvd. restaurant in Walnut, California reported net income of $35 and a net loss of $2,352 as compared to net losses of $425 and $2,830 for the corresponding period in 2000.

For the three months and six months ended June 30, 2001, the East Gale Blvd. restaurant in Puente Hills, California reported net losses of $2,032 and $3,768 as compared to net losses of $2,856 and $6,529 for the corresponding period in 2000.

For the three months and six months ended June 30, 2001, the West Sepulveda Blvd. restaurant in Los Angeles, California reported net income of $651 and $1,122 as compared to net losses of $1,750 and $9,203 for the corresponding period in 2000.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 10, 2001.

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

NOTE 6 - DISTRIBUTIONS

On July 18, 2001, a distribution to the limited partners of $183,600, or approximately $3.88 per limited partnership unit, was approved. Such distribution was paid on July 20, 2001. The General Partner also received a distribution of $1,855 with respect to its 1% partnership interest.

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

As described in Note 2 to the Notes to the Financial Statements, the partnership has a death and disability redemption fund totaling $97,291 at June 30, 2001. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2001 and 2000:


                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                      2001          2000          2001          2000
                                                    --------      --------      --------      --------
Rancho California Plaza, Rancho California, CA      $ 32,193      $ 31,494      $ 61,512      $ 60,405

East Vista Way, Vista, CA                             19,223        19,675        37,716        37,691

Plaza at Puente Hills, Industry, CA                   12,992        12,333        25,619        23,993

4th Street, Perris, CA                                28,131        26,705        53,899        50,654

Foothill Blvd., Upland, CA                            24,333        23,836        48,977        45,897

East Valley Blvd., Walnut, CA                         12,588        11,664        24,676        23,038

Lassen Street, Chatsworth, CA                         29,809        27,417        58,232        53,002

Hesperia Road, Victorville, CA                        27,831        24,125        53,385        47,100

W. Sepulveda Blvd., Los Angeles, CA                   16,833        15,134        32,894        29,185
                                                    --------      --------      --------      --------
        Total                                       $203,933      $192,383      $396,910      $370,965
                                                    ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $203,933 during the three month period ended June 30, 2001, which represents an increase of $11,550 from 2000. The partnership earned rental revenue of $396,910 during the six month period ended June 30, 2001, which represents an increase of $25,945 from 2000. The increases in rental revenue are directly attributable to changes in sales levels at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

                                                           Percentage of Total
                                                    General & Administrative Expense

                                                          Six Months Ended
                                                               June 30,
                                                         2001           2000
                                                      ----------     ----------
Accounting fees                                           65.07 %        60.17 %
Distribution of information
   to Limited Partners                                    34.93          39.83
                                                      ----------     ----------

                                                         100.00 %       100.00 %
                                                      ==========     ==========

General and administrative costs for the six month period ended June 30, increased from 2000 to 2001 due to increased costs for income tax preparation and annual audit fees.

For the three month period ended June 30, 2001, net income increased by $8,487 from 2000 to 2001 due to the increase in revenues of $10,859 which was partially offset by the increase in general and administrative expenses of $2,372. For the six month period ended June 30, 2001, net income increased by $23,188 from 2000 to 2001 due to an increase in revenues of $26,494 which was partially offset by an increase in general and administrative expenses of $3,306.

In accordance with recent U.S. Government regulations, the partnership is required to file annual K-1 income tax forms with the Internal Revenue Service electronically beginning in 2002 for the year ending December 31, 2001. In order to comply with this regulation, the partnership will incur additional costs to lease software to 1) prepare the tax forms electronically and 2) maintain the underlying partnership database.

The General Partner and outside consultants are evaluating available software and expect to select a software package in the third calendar quarter of 2001. Estimates of additional general and administrative costs to lease the software range from $2,000 to $9,000 in 2001 (the conversion year) and range from $4,500 to $7,500 in each subsequent year.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the six months ended June 30, 2001.

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


                                        DEL TACO RESTAURANT PROPERTIES III
                                        (a California limited partnership)
                                        Registrant

                                        Del Taco, Inc.
                                        General Partner



Date:  July 31, 2001                    /s/ Robert J. Terrano
                                        -------------------------------
                                        Robert J. Terrano
                                        Executive Vice President,
                                        Chief Financial Officer


Date:  July 31, 2001                    /s/ C. Douglas Mitchell
                                        -------------------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate
                                        Controller