Form 10-Q
period 2001-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2001-11-09
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                                 .

Commission file no. 33-2462

DEL TACO RESTAURANT PROPERTIES III

a California limited partnership
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0139247 (I.R.S. Employer Identification Number)

23041 Avenida De La Carlota, Laguna Hills, California (Address of principal executive offices)	92653 (Zip Code)

(949) 462-9300

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

INDEX

DEL TACO RESTAURANT PROPERTIES III

DEL TACO RESTAURANT PROPERTIES III

BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$253,274	$230,275
Receivable from General Partner	69,450	69,017
Deposits	1,000	1,622

Total current assets	323,724	300,914

RESTRICTED CASH	97,291	97,291

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	2,990,666	2,905,737

	5,893,181	5,978,110

	$6,314,196	$6,376,315

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to Limited Partners	$42,884	$34,067
Accounts payable	12,559	15,979

Total current liabilities	55,443	50,046

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited Partners	5,719,959	5,786,836
General Partner-Del Taco, Inc.	(38,716)	(38,077)

	5,681,243	5,748,759

	$6,314,196	$6,376,315

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

REVENUES:
Rent	$212,463	$204,427	$609,373	$575,391
Interest	2,185	3,357	8,052	8,717
Other	875	800	2,000	1,883

	215,523	208,584	619,425	585,991

EXPENSES:
General and administrative	8,129	9,123	46,895	44,583
Depreciation	28,310	28,310	84,931	84,931

	36,439	37,433	131,826	129,514

Net income	$179,084	$171,151	$487,599	$456,477

Net income per limited partnership unit	$3.75	$3.58	$10.20	$9.55

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$487,599	$456,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,931	84,931
Increase in receivable from General Partner	(434)	(5,328)
Decrease in deposits	622	—
Increase in accounts payable and payable to limited partners	5,397	11,084

Net cash provided by operating activities	578,115	547,164

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(555,116)	(511,561)

Net increase in cash	22,999	35,603
Beginning cash balance	230,275	208,334

Ending cash balance	$253,274	$243,937

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

NOTE 1 — BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant’s annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at September 30, 2001, the results of operations and cash flows for the nine month periods ended September 30, 2001 and 2000 have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 — RESTRICTED CASH

At September 30, 2001 the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2001

NOTE 4 — LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases.

For the three months ended September 30, 2001, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,770,529 and net income of $96,505, as compared to $1,703,554 and $72,235 respectively, for the corresponding period in 2000. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the nine months ended September 30, 2001, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $5,078,110 and net income of $278,976, as compared to $4,794,929 and $172,761 respectively, for the corresponding period in 2000.

For the three months and nine months ended September 30, 2001, the East Valley Blvd. restaurant in Walnut, California reported net income of $1,916 and a net loss of $436 as compared to net losses of $1,950 and $4,780 for the corresponding period in 2000.

For the three months and nine months ended September 30, 2001, the East Gale Blvd. restaurant in Puente Hills, California reported net losses of $942 and $4,710 as compared to net losses of $1,971 and $8,500 for the corresponding period in 2000.

For the three months and nine months ended September 30, 2001, the West Sepulveda Blvd. restaurant in Los Angeles, California reported net income of $1,485 and $2,607 as compared to net losses of $2,629 and $11,832 for the corresponding period in 2000.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2001

NOTE 5 — TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 12, 2001.

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

NOTE 6 — DISTRIBUTIONS

On October 16, 2001, a distribution to the limited partners of $203,602, or approximately $4.30 per limited partnership unit, was approved. Such distribution was paid on October 23, 2001. The General Partner also received a distribution of $2,057 with respect to its 1% partnership interest.

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001.

The adoption of these standards is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As described in Note 2 to the Notes to the Financial Statements, the partnership has a death and disability redemption fund totaling $97,291 at September 30, 2001. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the year:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Rancho California Plaza, Rancho California, CA	$32,338	$32,275	$93,850	$92,679
East Vista Way, Vista, CA	20,709	20,513	58,425	58,205
Plaza at Puente Hills, Industry, CA	13,208	13,705	38,827	37,698
4th Street, Perris, CA	29,647	28,073	83,546	78,727
Foothill Blvd., Upland, CA	25,548	25,834	74,525	71,731
East Valley Blvd., Walnut, CA	13,419	12,618	38,096	35,656
Lassen Street, Chatsworth, CA	31,561	30,020	89,793	83,021
Hesperia Road, Victorville, CA	28,368	24,816	81,753	71,916
W. Sepulveda Blvd., Los Angeles, CA	17,665	16,573	50,558	45,758

Total	$212,463	$204,427	$609,373	$575,391

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $212,463 during the three month period ended September 30, 2001, which represents an increase of $8,036 from 2000. The partnership earned rental revenue of $609,373 during the nine month period ended September 30, 2001, which represents an increase of $33,982 from 2000. The changes in rental revenue between 2001 and 2000 are directly attributable to increases in sales levels at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Nine Months Ended
	September 30,

	2001	2000

Accounting fees	59.66%	53.74%
Distribution of information to Limited Partners	40.34	46.26

	100.00%	100.00%

For the three month period ended September 30, 2001 net income increased by $7,933 from 2000 to 2001 due to the increase in revenues of $6,939 and the decrease in general and administrative expenses of $994. For the nine month period ended September 30, 2001 net income increased by $31,122 from 2000 to 2001 due to the increase in revenues of $33,434 which was partially offset by the increase in general and administrative expenses of $2,312.

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

The General Partner and outside consultants evaluated available software and selected a software package in the third calendar quarter of 2001. Estimates of additional general and administrative costs to lease the software range from $2,000 to $6,000 in 2001 (the conversion year) and range from $8,500 to $9,500 in each subsequent year.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)  No reports on Form 8-K were filed during the nine months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2001	DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco, Inc.
General Partner

/s/ Robert J. Terrano
Robert J. Terrano
Executive Vice President,
Chief Financial Officer

Date: October 31, 2001	/s/ C. Douglas Mitchell C. Douglas Mitchell Vice President and Corporate Controller