Form 10-K
period 2001-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2002-03-14
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                   to

Commission file no. 33-2462

DEL TACO RESTAURANT PROPERTIES III

a California limited partnership
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0139247 (I.R.S. Employer Identification Number)

23041 Avenida de La Carlota Laguna Hills, California (Address of principal executive offices)	92653 (Zip Code)

Registrant’s telephone number, including area code: (949) 462-9300

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Form S-11 Registration Statement filed December 30, 1985 are incorporated by reference into Part IV of this report.

PART I

Item 1. Business

The partnership is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The partnership’s General Partner is Del Taco, Inc., a California corporation (“General Partner”). The partnership sold 48,000 units totaling $12 million through an offering of limited partnership units from February 1986 through June 1987. The term of the partnership agreement is until December 31, 2025 unless terminated earlier by means provided in the partnership agreement.

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. As of December 31, 2001, the partnership had a total of nine properties leased to Del Taco.

The partnership has no full time employees. The partnership agreement assigns full authority for general management and supervision of the business affairs of the partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the partnership. Limited partners have no right to participate in the management or conduct of the partnership’s business affairs.

Item 2. Properties

The partnership acquired ten properties with proceeds obtained from the sale of limited partnership units:

Date of
			Restaurant	Commencement of
Address	City, State	Date of Acquisition	Constructed	Operation(1)

Rancho California Plaza	Rancho California, CA	December 23, 1986	60 seat with drive through service window	July 14, 1987

East Vista Way	Vista, CA	February 24, 1987	60 seat with drive through service window	September 10, 1987

4th Street	Perris, CA	June 24, 1987	60 seat with drive through service window	December 16, 1987

Foothill Boulevard	Upland, CA	August 3, 1987	60 seat with drive through service window	January 12, 1988

Plaza at Puente Hills	Industry, CA	May 12, 1987	60 seat with drive through service window	February 24, 1988

Twentynine Palms Highway	Twentynine Palms, CA	December 14, 1987	60 seat with drive through service window	May 17, 1988(2)

East Valley Boulevard	Walnut, CA	April 29, 1988	60 seat with drive through service window	August 31, 1988

West Sepulveda Boulevard	Los Angeles, CA	July 8, 1988	60 seat with drive through service window	January 12, 1989(3)

Lassen Street	Chatsworth, CA	January 27, 1989	60 seat with drive through service window	August 21, 1989

Hesperia Road	Victorville, CA	December 29, 1989	100 seat with drive through service window	July 5, 1990

(1)	Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In November 1997, the Twentynine Palms property was sold yielding net proceeds to the partnership of $278,612.

(3)	The restaurant was subleased to a franchisee of Del Taco, Inc. and the restaurant operated as a Del Taco restaurant. On December 29, 1999 the franchise agreement for this restaurant expired. Del Taco began operation of this restaurant as a company-managed facility on December 29, 1999.

PART II

Item 3. Legal Proceedings

The partnership is not a party to any material pending legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Market for the Partnership’s Common Equity and Related Security Holder Matters

The partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,407 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 8 to the Notes to the Financial Statements contained under Item 8.

Item 6. Selected Financial Data

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

Rental revenue	$822,561	$776,354	$726,135	$728,690	$725,397
Interest and other income	12,462	15,006	10,758	12,450	13,152
Net income	663,173	621,392	566,766	442,863	422,201
Net income per limited partnership unit(1)	13.87	13.00	11.85	9.26	8.82
Cash distributions per limited partnership unit	15.91	15.02	14.47	14.10	14.38
From operations
Return of capital(2)	—	—	—	—	5.88
Total assets	6,282,887	6,376,315	6,460,098	6,589,673	6,803,782
Long-term obligations	577,510	577,510	577,510	577,510	577,510

(1)	The net income per limited partnership unit was calculated based upon 47,331, 47,331 47,331, 47,370 and 47,398 weighted average units outstanding for years 2001, 2000, 1999, 1998 and 1997, respectively.

(2)	In 1997, a special distribution was approved to disburse the proceeds from the sale of the Twentynine Palms property.

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

As described in note 6 to the Notes to the Financial Statements contained under Item 8, the partnership has a death and disability redemption fund totaling $97,291 at December 31, 2001. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the year:

	Year Ended December 31,

	2001	2000	1999

Rancho California Plaza, Rancho Calif., CA	$126,124	$124,853	$117,466
East Vista Way, Vista, CA	79,530	77,612	65,224
Plaza at Puente Hills, Industry, CA	52,883	51,096	51,404
4th Street, Perris, CA	113,039	105,184	97,733
Foothill Blvd., Upland, CA	100,104	96,827	90,086
East Valley Blvd., Walnut, CA	51,968	48,198	45,059
Lassen Street, Chatsworth, CA	121,712	112,559	106,462
Hesperia Road, Victorville, CA	109,837	97,694	91,035
W. Sepulveda Blvd., Los Angeles, CA	67,364	62,331	61,666

Total	$822,561	$776,354	$726,135

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $822,561 during the year ended December 31, 2001, which represents an increase of $46,207 from 2000. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations — Continued

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Admin. Expense

	Year Ended December 31,

	2001	2000	1999

Accounting fees	51.57%	59.70%	54.19%
Distribution of information to limited partners	47.06	38.89	44.40
Other	1.37	1.41	1.41

	100.00%	100.00%	100.00%

General and administrative costs increased by $1,882 from 2000 to 2001. The increase was caused primarily by additional costs incurred during the fourth quarter of 2001 to lease new software. The new software was needed as a result of U.S. Government regulations which require the partnership to electronically file annual K-1 income tax forms with the Internal Revenue Service. The new software will prepare and electronically file the income tax forms and maintain the underlying partnership database.

Depreciation expense was the same in both 2001 and 2000.

Net income increased by $41,781 from 2000 to 2001 due to the increase in revenues of $43,663 offset by the $1,882 increase in general and administrative expenses.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for long-lived assets to be held and used or disposed of and is effective for fiscal years beginning after December 15, 2001.

The adoption of these standards is not expected to have a material impact on the Company’s financial position or results of operations.

Item 8. Financial Statements

PART I. INFORMATION

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Del Taco Restaurant Properties, III:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Real Estate and Accumulated Depreciation Schedule III is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES III

BALANCE SHEETS

	December 31,

	2001	2000

ASSETS
CURRENT ASSETS:
Cash	$248,445	$230,275
Receivable from Del Taco, Inc.	71,282	69,017
Deposits	1,000	1,622

Total current assets	320,727	300,914

RESTRICTED CASH	97,291	97,291

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less — accumulated depreciation	3,018,978	2,905,737

	5,864,869	5,978,110

	$6,282,887	$6,376,315

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$38,961	$34,067
Accounts payable	15,258	15,979

Total current liabilities	54,219	50,046

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners	5,690,174	5,786,836
General Partner-Del Taco, Inc.	(39,016)	(38,077)

	5,651,158	5,748,759

	$6,282,887	$6,376,315

The accompanying notes are an
integral part of these financial statements

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2000	1999

REVENUES:
Rent	$822,561	$776,354	$726,135
Interest	9,687	12,098	8,639
Other	2,775	2,908	2,119

	835,023	791,360	736,893

EXPENSES:
General and administrative	58,609	56,727	56,886
Depreciation	113,241	113,241	113,241

	171,850	169,968	170,127

Net income	$663,173	$621,392	$566,766

Net income per limited partnership unit	$13.87	$13.00	$11.85

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENT OF CHANGES IN PARTNERS’ EQUITY

Three years ended December 31, 2001

	Limited Partners
			General
	Units	Amount	Partner	Total

Balance, December 31, 1998	47,346	$6,008,797	$(35,866)	$5,972,931
Net income	—	561,098	5,668	566,766
Redemption of units	(15)	(2,605)	—	(2,605)
Cash distributions	—	(684,525)	(6,910)	(691,435)

Balance, December 31, 1999	47,331	5,882,765	(37,108)	5,845,657
Net income	—	615,178	6,214	621,392
Cash distributions	—	(711,107)	(7,183)	(718,290)

Balance, December 31, 2000	47,331	5,786,836	(38,077)	5,748,759
Net income	—	656,541	6,632	663,173
Cash distributions	—	(753,203)	(7,571)	(760,774)

Balance, December 31, 2001	47,331	$5,690,174	$(39,016)	$5,651,158

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$663,173	$621,392	$566,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,241	113,241	113,241
(Increase) decrease in receivable from General Partner	(2,265)	(6,895)	1,681
(Increase) decrease in deposits	622	(622)	506
Increase (decrease) in payable to limited partners	4,894	8,937	(6,474)
Increase (decrease) in accounts payable	(721)	4,178	4,173

Net cash provided by operating activities	778,944	740,231	679,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	—	—	2,605

Net cash provided by investing activities	—	—	2,605

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of limited partnership units	—	—	(2,605)
Cash distributions to partners	(760,774)	(718,290)	(691,435)

Net cash used by financing activities	(760,774)	(718,290)	(694,040)

Increase (decrease) in cash	18,170	21,941	(11,542)
Beginning cash balance	230,275	208,334	219,876

Ending cash balance	$248,445	$230,275	$208,334

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Restaurant Properties III (a California limited partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner for operation under the Del Taco trade name). As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 2001, Del Taco Restaurant Properties III had nine properties in operation.

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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.” SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for long-lived assets to be held and used or disposed of and is effective for fiscal years beginning after December 15, 2001.

The adoption of these standards is not expected to have a material impact on the Company’s financial position or results of operations.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

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

Net Income Per Limited Partnership Unit: The net income per limited partnership unit was calculated based upon 47,331 weighted average units outstanding in 2001, 2000 and 1999.

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

Revenue Recognition: Revenue is recognized based on 12 percent of gross sales of the restaurants which is recorded at the point of sale.

Concentration of Risk: The nine restaurants leased to Del Taco make up almost all of the income producing assets of the partnership and contributed all of the partnership’s rent revenue for the three years ended December 31, 2001. Therefore, the business of the partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

NOTE 2 — PARTNERS’ EQUITY

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

NOTE 3 — OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2001, 2000, and 1999.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 4 — LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The partnership had a total of nine properties leased to Del Taco as of December 31, 2001.

The nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $6,854,678, $6,469,615 and $6,051,128 and unaudited net income of $360,993, $292,614 and $206,060 for the years ended December 31, 2001, 2000 and 1999, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

The East Valley Blvd. Restaurant in Walnut, California had unaudited net income of $1,881 and unaudited net losses of $2,777 and $5,616 for the years ended December 31, 2001, 2000 and 1999, respectively. The Plaza at Puente Hills Restaurant in Industry, California had unaudited net losses of $6,638, $8,675 and $8,644 for the years ended December 31, 2001, 2000 and 1999, respectively. The West Sepulveda Boulevard restaurant in Los Angeles, California had unaudited net losses of $5,434, $10,245 and $15,279 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 5 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2001. The rent receivable was collected on January 11, 2002.

The General Partner received $7,571 in distributions relating to its one percent interest in the partnership for the year ended December 31, 2001.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 6 — RESTRICTED CASH

At December 31, 2001 and 2000 the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7 — INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2001	2000	1999

Net income per financial statements	$663,173	$621,392	$566,766
Excess book depreciation	20,998	19,659	18,257

Taxable income	$684,171	$641,051	$585,023

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 7 — INCOME TAXES — Continued

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 2001, is as follows:

Partners’ equity per financial statements	$5,651,158
Issue costs of limited partnership units capitalized for tax purposes	1,741,676
Excess book depreciation	455,573
Tax loss on sale of assets	(107,920)
Other	84

Net worth for tax purposes	$7,740,571

NOTE 8 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2001 were as follows:

	Cash	Weighted	Number of Units
	Distributions per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter

December 31, 1998	$3.82	47,346	47,346
March 31, 1999	3.22	47,331	47,331
June 30, 1999	3.58	47,331	47,331
September 30, 1999	3.85	47,331	47,331

Total paid in 1999	$14.47

December 31, 1999	$3.74	47,331	47,331
March 31, 2000	3.44	47,331	47,331
June 30, 2000	3.52	47,331	47,331
September 30, 2000	4.32	47,331	47,331

Total paid in 2000	$15.02

December 31, 2000	$4.00	47,331	47,331
March 31, 2001	3.73	47,331	47,331
June 30, 2001	3.88	47,331	47,331
September 30, 2001	4.30	47,331	47,331

Total paid in 2001	$15.91

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 8 — CASH DISTRIBUTIONS TO LIMITED PARTNERS — Continued

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2001 amounted to $4.28 per limited partnership unit and were paid January 30, 2002.

NOTE 9 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2001:
Revenues	$197,136	$206,766	$215,523	$215,598
Net income	144,896	163,619	179,084	175,574
Net income per limited partnership unit	3.03	3.42	3.75	3.67
Year ended December 31, 2000:
Revenues	$181,501	$195,907	$208,584	$205,368
Net income	130,195	155,132	171,151	164,914
Net income per limited partnership unit	2.72	3.24	3.58	3.46

PART III

Item 9. Disagreements on Accounting and Financial Disclosure

None

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a)  & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age

Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	55
C. Ronald Petty	President	57
Robert J. Terrano	Executive Vice President and Chief Financial Officer	46
James D. Stoops	Executive Vice President, Operations	49
Janet D. Simmons	Executive Vice President, Purchasing	45
Michael L. Annis	Vice President, Secretary and General Counsel	55
Timothy A. Hackbardt	Vice President, Marketing	38
Shirlene Lopez	Vice President, Corporate Development	37

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2002.

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

C. Ronald Petty, President of Del Taco, Inc. Mr. Petty began his career in the restaurant business in 1973 with McDonald’s Corporation. He was employed by McDonald’s in a real estate capacity until 1978. For the next 12 years, Mr. Petty was in various officer positions with Burger King. These positions included Vice President of Real Estate, Sr. Vice President of Development, Region Vice President, Sr. Vice President European Operations, President of International and President of U.S. Mr. Petty served as President of Miami Subs from 1990-1992; President and CEO of Denny’s 1993-1996; President and CEO of Peter Piper Pizza 1996-1999; President of Del Taco December 1999-present.

Robert J. Terrano, Executive Vice President and Chief Financial Officer of Del Taco, Inc. From May 1994 to April 1995, Mr. Terrano served as Chief Financial Officer for Denny’s, Inc. in Spartanburg, S.C. From August 1983 to May 1994, he served with Burger King Corporation, Miami Florida, in a variety of positions, most recently as Division Controller. Mr. Terrano joined Del Taco, Inc. in April 1995.

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

Janet D. Simmons, Executive Vice President, Purchasing of Del Taco, Inc. From 1979 to 1986, Ms. Simmons was with Denny’s Incorporated. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Simmons was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco, Inc. Ms. Simmons has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 2000. From November 1995 to November 2000, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the partnership, nor was any person known of by the partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the partnership.

(c)	The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the partnership and any executive officer or director of its General Partner.

During 2001, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $6,632 as its one percent share of the net income of the partnership.

(2)	The General Partner received $7,571 in distributions relating to its one percent interest in the partnership.

(b)	During 2001, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 2001 for any amount in excess of $60,000.

(d)	Not applicable.

PART IV

Item 14(a)(1) and (2). Exhibits, Financial Statements Schedules, and Reports on Form 8-K

Financial statement schedules:

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	No reports on Form 8-K were filed during the last quarter of 2001.

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

DEL TACO RESTAURANT PROPERTIES III — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period
									Life on which
		Land	Buildings &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Rancho California, CA	$—	$384,400	$257,807	$—	$642,207	$130,525	1986	1986	20 (LI), 35 (BI)
Vista, CA	—	512,130	343,471	—	855,601	173,893	1987	1987	20 (LI), 35 (BI)
Industry, CA	—	627,082	420,566	—	1,047,648	212,927	1987	1987	20 (LI), 35 (BI)
Perris, Ca	—	437,522	293,434	—	730,956	148,561	1987	1987	20 (LI), 35 (BI)
Upland, CA	—	281,827	189,014	—	470,841	95,693	1987	1987	20 (LI), 35 (BI)
Walnut, CA	—	340,848	228,597	—	569,445	115,734	1988	1988	20 (LI), 35 (BI)
Los Angeles, CA	—	674,283	452,223	—	1,126,506	228,954	1988	1988	20 (LI), 35 (BI)
Chatsworth, CA	—	642,475	430,890	—	1,073,365	218,151	1989	1989	20 (LI), 35 (BI)
Victorville, CA	—	505,399	338,957	—	844,356	171,615	1989	1989	20 (LI), 35 (BI)

	$—	$4,405,966	$2,954,959	$—	$7,360,925	$1,496,054

		Accumulated
	Restaurants	Depreciation

Balances at December 31, 1998:	$7,360,925	$1,156,334
Additions	—	113,240
Retirements	—	—

Balances at December 31, 1999:	7,360,925	1,269,574
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2000:	7,360,925	1,382,814
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2001:	$7,360,925	$1,496,054

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III a California limited partnership

Del Taco, Inc. General Partner

Date March 07, 2002	Kevin K. Moriarty Kevin K. Moriarty Director, Chairman and Chief Executive Officer

Date March 07, 2002	Michael L. Annis Michael L. Annis Vice President, Secretary and General Counsel

Date March 07, 2002	Robert J. Terrano Robert J. Terrano Executive Vice President and Chief Financial Officer