Form 10-Q
period 2002-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2002-05-13
CIK 786360

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002	.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DEL TACO RESTAURANT PROPERTIES III

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001	3

Statements of Income for the three months ended March 31, 2002 and 2001 (Unaudited)	4

Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	11

SIGNATURE	12

DEL TACO RESTAURANT PROPERTIES III

BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$219,665	$248,445
Receivable from General Partner	73,982	71,282
Deposits	1,437	1,000

Total current assets	295,084	320,727

RESTRICTED CASH	97,291	97,291

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less — accumulated depreciation	3,047,286	3,018,978

	5,836,561	5,864,869

	$6,228,936	$6,282,887

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to Limited Partners	$40,099	$38,961
Accounts payable	8,305	15,258

Total current liabilities	48,404	54,219

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited Partners	5,642,520	5,690,174
General Partner-Del Taco, Inc.	(39,498)	(39,016)

	5,603,022	5,651,158

	$6,228,936	$6,282,887

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

REVENUES:
Rent	$208,162	$192,977
Interest	1,201	3,484
Other	1,025	675

	210,388	197,136

EXPENSES:
General and administrative	25,463	23,930
Depreciation	28,310	28,310

	53,773	52,240

Net income	$156,615	$144,896

Net income per limited partnership unit	$3.28	$3.03

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$156,615	$144,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,310	28,310
Increase in receivable from General Partner	(2,700)	(830)
(Increase) decrease in deposits	(437)	311
(Decrease) increase in accounts payable and payable to limited partners	(5,817)	8,130

Net cash provided by operating activities	175,971	180,817

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(204,751)	(191,438)

Net cash used by financing activities	(204,751)	(191,438)

Net decrease in cash	(28,780)	(10,621)
Beginning cash balance	345,736	230,275

Ending cash balance	$316,956	$219,654

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 — BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant’s annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at March 31, 2002, the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001 have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 — RESTRICTED CASH

At March 31, 2002, the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS — CONTINUED

MARCH 31, 2002

NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 47,331 in 2002 and 2001.

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

For the three months ended March 31, 2002, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,734,687 and net income of $99,760, as compared to $1,608,145 and $87,943, respectively, for the corresponding period in 2001. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the three months ended March 31, 2002, the East Valley Blvd. restaurant in Walnut, California reported net income of $4,184 as compared to a net loss of $2,387 for the corresponding period in 2001.

For the three months ended March 31, 2002, the East Gale Blvd. restaurant in Puente Hills, California reported a net loss of $2,022 as compared to a net loss of $1,736 for the corresponding period in 2001.

For the three months ended March 31, 2002, the West Sepulveda Blvd. restaurant in Los Angeles, California reported a net loss of $2,460 as compared to net income of $471 for the corresponding period in 2001.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS — CONTINUED

MARCH 31, 2002

NOTE 5 — TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 12, 2002.

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

NOTE 6 — DISTRIBUTIONS

On April 16, 2002, a distribution to the limited partners of $173,047, or approximately $3.66 per limited partnership unit, was approved. Such distribution was paid on April 19, 2002. The General Partner also received a distribution of $1,730 with respect to its 1% partnership interest.

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

As described in Note 2 to the Notes to the Financial Statements, the partnership has a death and disability redemption fund totaling $97,291 at March 31, 2002. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant:

	Three Months Ended
	March 31,

	2002	2001

Rancho California Plaza, Temecula, CA	$30,272	$29,319
East Vista Way, Vista, CA	20,665	18,493
Plaza at Puente Hills, Industry, CA	14,136	12,627
4th Street, Perris, CA	29,908	25,768
Foothill Blvd., Upland, CA	24,290	24,644
East Valley Blvd., Walnut, CA	14,124	12,088
Lassen Street, Chatsworth, CA	30,920	28,423
Hesperia Road, Victorville, CA	27,802	25,554
W. Sepulveda Blvd., Los Angeles, CA	16,045	16,061

Total	$208,162	$192,977

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $208,162 during the three month period ended March 31, 2002, which represents an increase of $15,185 from 2001. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended
	March 31,

	2002	2001

Accounting fees	64.50%	64.98%
Distribution of information to Limited Partners	35.50	35.02

	100.00%	100.00%

General and administrative costs increased from 2001 to 2002 due to increased costs for the annual audit and income tax preparation and the additional costs incurred in 2002 to lease new software.

Net income increased by $11,719 from 2001 to 2002 due to the increase in revenues of $13,252, which was partially offset by the $1,533 increase in general and administrative expenses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)	No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant Del Taco, Inc. General Partner

Date: May 1, 2002	/s/ Robert J. Terrano Robert J. Terrano Executive Vice President, Chief Financial Officer