Form 10-Q
period 2002-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2002-08-14
CIK 786360

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2002	.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                                .

Commission file no. 0-16851

DEL TACO RESTAURANT PROPERTIES III

a California limited partnership
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0139247 (I.R.S. Employer Identification Number)

25521 Commercentre Drive, Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

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

DEL TACO RESTAURANT PROPERTIES III

DEL TACO RESTAURANT PROPERTIES III

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash	$255,397	$248,445
Receivable from General Partner	75,336	71,282
Deposits	1,000	1,000

Total current assets	331,733	320,727

RESTRICTED CASH	97,291	97,291

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less — accumulated depreciation	3,075,595	3,018,978

	5,808,252	5,864,869

	$6,237,276	$6,282,887

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to Limited Partners	$44,099	$38,961
Accounts payable	7,704	15,258

Total current liabilities	51,803	54,219

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited Partners	5,647,394	5,690,174
General Partner-Del Taco, Inc.	(39,431)	(39,016)

	5,607,963	5,651,158

	$6,237,276	$6,282,887

The accompanying notes are an integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES:
Rent	$223,921	$203,933	$432,083	$396,910
Interest	1,061	2,383	2,262	5,867
Other	50	450	1,075	1,125

	225,032	206,766	435,420	403,902

EXPENSES:
General and administrative	17,003	14,836	42,466	38,766
Depreciation	28,311	28,311	56,621	56,621

	45,314	43,147	99,087	95,387

Net income	$179,718	$163,619	$336,333	$308,515

Net income per limited partnership unit	$3.76	$3.42	$7.03	$6.45

The accompanying notes are an integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$336,333	$308,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,621	56,621
Increase in receivable from General Partner	(4,054)	(1,173)
Decrease in deposits	—	622
(Decrease) increase in accounts payable and payable to limited partners	(2,416)	4,640

Net cash provided by operating activities	386,484	369,225

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(379,532)	(369,661)

Net increase (decrease) in cash	6,952	(436)
Beginning cash balance	248,445	230,275

Ending cash balance	$255,397	$229,839

The accompanying notes are an integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant’s annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at June 30, 2002, the results of operations and cash flows for the six month periods ended June 30, 2002 and 2001 have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 — RESTRICTED CASH

At June 30, 2002, the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS — CONTINUED

JUNE 30, 2002

NOTE 4 — LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. (“Del Taco”) on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2021 to 2024. There is no minimum rental under any of the leases.

For the three months ended June 30, 2002, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,866,006 and net income of $121,254, as compared to $1,699,436 and $94,528, respectively, for the corresponding period in 2001. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the six months ended June 30, 2002, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $3,600,693 and net income of $221,014, as compared to $3,307,581 and $182,471, respectively, for the corresponding period in 2001.

For the three months and six months ended June 30, 2002, the East Valley Blvd. restaurant in Walnut, California reported unaudited net income of $3,410 and $7,594 as compared to unaudited net income of $35 and a net loss of $2,352 for the corresponding period in 2001.

For the three months and six months ended June 30, 2002, the East Gale Blvd. restaurant in Puente Hills, California reported unaudited net income of $303 and a net loss of $1,719 as compared to unaudited net losses of $2,032 and $3,768 for the corresponding period in 2001.

NOTE 5 — TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 15, 2002.

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

NOTE 6 — DISTRIBUTIONS

On July 22, 2002, a distribution to the limited partners of $204,503, or approximately $4.32 per limited partnership unit, was approved. Such distribution was paid on July 29, 2002. The General Partner also received a distribution of $2,066 with respect to its 1% partnership interest.

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

As described in Note 2 to the Notes to the Financial Statements, the partnership has a death and disability redemption fund totaling $97,291 at June 30, 2002. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Rancho California Plaza, Rancho California, CA	$33,892	$32,193	$64,163	$61,512
East Vista Way, Vista, CA	21,009	19,223	41,674	37,716
Plaza at Puente Hills, Industry, CA	15,397	12,992	29,534	25,619
4th Street, Perris, CA	31,743	28,131	61,651	53,899
Foothill Blvd., Upland, CA	25,590	24,333	49,880	48,977
East Valley Blvd., Walnut, CA	14,957	12,588	29,081	24,676
Lassen Street, Chatsworth, CA	34,124	29,809	65,044	58,232
Hesperia Road, Victorville, CA	29,145	27,831	56,947	53,385
W. Sepulveda Blvd., Los Angeles, CA	18,064	16,833	34,109	32,894

Total	$223,921	$203,933	$432,083	$396,910

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $223,921 during the three month period ended June 30, 2002, which represents an increase of $19,988 from 2001. The partnership earned rental revenue of $432,083 during the six month period ended June 30, 2002, which represents an increase of $35,173 from 2001. The increases in rental revenue are directly attributable to changes in sales levels at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative
	Expense
	Six Months Ended
	June 30,

	2002	2001

Accounting fees	64.22%	65.07%
Distribution of information to Limited Partners	35.78	34.93

	100.00%	100.00%

General and administrative costs for the six month period ended June 30, increased from 2001 to 2002 due to increased costs for income tax preparation, annual audit fees and the cost to lease software.

For the three month period ended June 30, 2002, net income increased by $16,099 from 2001 to 2002 due to the increase in revenues of $18,266 which was partially offset by the increase in general and administrative expenses of $2,167. For the six month period ended June 30, 2002, net income increased by $27,818 from 2001 to 2002 due to an increase in revenues of $31,518 which was partially offset by an increase in general and administrative expenses of $3,700.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial condition.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports

No reports on Form 8-K were filed during the six months ended June 30, 2002. However, a Form 8-K was filed on July 31, 2002 to note a change in registrant’s independent certifying accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date: August 14, 2002	/s/ Robert J. Terrano Robert J. Terrano Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002