Form 10-Q
period 2002-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2002-11-14
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

DEL TACO RESTAURANT PROPERTIES III

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

Balance Sheets at September 30, 2002 and December 31, 2001 (Unaudited)	3

Statements of Income for the three and nine months ended September 30, 2002 and 2001 (Unaudited)	4

Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURE	13

DEL TACO RESTAURANT PROPERTIES III

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS:
Cash	$271,412	$248,445
Receivable from General Partner	72,089	71,282
Deposits	1,467	1,000

Total current assets	344,968	320,727

RESTRICTED CASH	97,291	97,291

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,103,906	3,018,978

	5,779,941	5,864,869

	$6,222,200	$6,282,887

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to Limited Partners	$45,468	$38,961
Accounts payable	7,256	15,258

Total current liabilities	52,724	54,219

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited Partners	5,631,557	5,690,174
General Partner-Del Taco, Inc.	(39,591)	(39,016)

	5,591,966	5,651,158

	$6,222,200	$6,282,887

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES:
Rent	$225,608	$212,463	$657,691	$609,373
Interest	1,226	2,185	3,488	8,052
Other	900	875	1,975	2,000

	227,734	215,523	663,154	619,425

EXPENSES:
General and administrative	8,852	8,129	51,318	46,895
Depreciation	28,310	28,310	84,931	84,931

	37,162	36,439	136,249	131,826

Net income	$190,572	$179,084	$526,905	$487,599

Net income per limited partnership unit	$3.99	$3.75	$11.02	$10.20

The accompanying notes are an integral part of these financial statements

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$526,905	$487,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,931	84,931
Increase in receivable from General Partner	(807)	(434)
(Increase) decrease in deposits	(467)	622
(Decrease) increase in accounts payable and payable to limited partners	(1,495)	5,397

Net cash provided by operating activities	609,067	578,115

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(586,100)	(555,116)

Net increase in cash	22,967	22,999
Beginning cash balance	248,445	230,275

Ending cash balance	$271,412	$253,274

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

NOTE 1 — BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant’s annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at September 30, 2002, the results of operations and cash flows for the nine month periods ended September 30, 2002 and 2001 have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 — RESTRICTED CASH

At September 30, 2002 the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

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

SEPTEMBER 30, 2002

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

For the three months ended September 30, 2002, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,880,067 and net income of $124,836, as compared to $1,770,529 and $96,505 respectively, for the corresponding period in 2001. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the nine months ended September 30, 2002, the nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $5,480,760 and net income of $345,850, as compared to $5,078,110 and $278,976 respectively, for the corresponding period in 2001.

For the three months and nine months ended September 30, 2002, the East Valley Blvd. restaurant in Walnut, California reported net income of $3,339 and $10,933 respectively, as compared to net income of $1,916 and a net loss of $436 for the corresponding period in 2001.

For the three months and nine months ended September 30, 2002, the East Gale Blvd. restaurant in Puente Hills, California reported net income of $1,116 and a net loss of $603 as compared to net losses of $942 and $4,710 for the corresponding period in 2001.

NOTE 5 — TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 14, 2002.

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

NOTE 6 — DISTRIBUTIONS

On October 15, 2002, a distribution to the limited partners of $219,021, or approximately $4.63 per limited partnership unit, was approved. Such distribution was paid on October 24, 2002. The General Partner also received a distribution of $2,212 with respect to its 1% partnership interest.

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

As described in Note 2 to the Notes to the Financial Statements, the partnership has a death and disability redemption fund totaling $97,291 at September 30, 2002. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the year:

	September 30,		September 30,

	2002	2001	2002	2001

Rancho California Plaza, Temecula, CA	$35,514	$32,338	$99,677	$93,850
East Vista Way, Vista, CA	20,723	20,709	62,396	58,425
Plaza at Puente Hills, Industry, CA	16,041	13,208	45,575	38,827
4th Street, Perris, CA	31,957	29,647	93,609	83,546
Foothill Blvd., Upland, CA	26,189	25,548	76,069	74,525
East Valley Blvd., Walnut, CA	14,012	13,419	43,092	38,096
Lassen Street, Chatsworth, CA	34,248	31,561	99,293	89,793
Hesperia Road, Victorville, CA	28,543	28,368	85,490	81,753
W. Sepulveda Blvd., Los Angeles, CA	18,381	17,665	52,490	50,558

Total	$225,608	$212,463	$657,691	$609,373

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $225,608 during the three month period ended September 30, 2002, which represents an increase of $13,145 from 2001. The partnership earned rental revenue of $657,691 during the nine month period ended September 30, 2002, which represents an increase of $48,318 from 2001. The changes in rental revenue between 2002 and 2001 are directly attributable to increases in sales levels at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Nine Months Ended
	September 30,

	2002	2001

Accounting fees	57.75%	59.66%
Distribution of information to Limited Partners	42.25	40.34

	100.00%	100.00%

General and administrative costs for the nine month period ended September 30, increased from 2001 to 2002 due to increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

For the three month period ended September 30, 2002 net income increased by $11,488 from 2001 to 2002 due to the increase in revenues of $12,211 which was partially offset by the increase in general and administrative expenses of $723. For the nine month period ended September 30, 2002 net income increased by $39,306 from 2001 to 2002 due to the increase in revenues of $43,729 which was partially offset by the increase in general and administrative expenses of $4,423.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have a material impact on the Company’s financial statements.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission Filings.

(b)	Changes in internal controls:

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

(c)	Asset-Backed issuers:

Not applicable.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports

A Form 8-K was filed on July 31, 2002 to note a change in registrant’s independent certifying accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date: November 14, 2002	/s/ Robert J. Terrano Robert J. Terrano Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002