Form 10-K
period 2002-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2003-03-27
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                   to

Commission file no. 0-16851

DEL TACO RESTAURANT PROPERTIES III

a California limited partnership
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0139247 (I.R.S. Employer Identification Number)

25521 Commcercentre Drive Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

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

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco, Inc. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. As of December 31, 2002, the partnership had a total of nine properties leased to Del Taco.

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

Item 2.      Properties

The partnership acquired ten properties with proceeds obtained from the sale of limited partnership units:

Address	City, State	Date of Acquisition	Restaurant Constructed	Date of Commencement of Operation (1)

Rancho California Plaza	Rancho California, CA	December 23, 1986	60 seat with drive through service window	July 14, 1987

East Vista Way	Vista, CA	February 24, 1987	60 seat with drive through service window	September 10, 1987

4th Street	Perris, CA	June 24, 1987	60 seat with drive through service window	December 16, 1987

Foothill Boulevard	Upland, CA	August 3, 1987	60 seat with drive through service window	January 12, 1988

Plaza at Puente Hills	Industry, CA	May 12, 1987	60 seat with drive through service window	February 24, 1988

Twentynine Palms Highway	Twentynine Palms, CA	December 14, 1987	60 seat with drive through service window	May 17, 1988 (2)

East Valley Boulevard	Walnut, CA	April 29, 1988	60 seat with drive through service window	August 31, 1988

West Sepulveda Boulevard	Los Angeles, CA	July 8, 1988	60 seat with drive through service window	January 12, 1989 (3)

Lassen Street	Chatsworth, CA	January 27, 1989	60 seat with drive through service window	August 21, 1989

Hesperia Road	Victorville, CA	December 29, 1989	100 seat with drive through service window	July 5, 1990

Item 2.      Properties – (Continued)

(1)	Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In November 1997, the Twentynine Palms property was sold yielding net proceeds to the partnership of $278,612.

(3)	The restaurant was subleased to a franchisee of Del Taco, Inc. and the restaurant operated as a Del Taco restaurant. On December 29, 1999 the franchise agreement for this restaurant expired. Del Taco began operation of this restaurant as a company-managed facility on December 29, 1999.

Item 3.      Legal Proceedings

The partnership is not a party to any material pending legal proceedings.

Item 4.      Submissions of Matters to a Vote of Security Holders

None.

PART II

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

Item 6.      Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes as of December 31, 2002, 2001 and 2000 and Item 7.

Item 6.      Selected Financial Data – (Continued)

		For the Year Ended December 31,
	2002	2001	2000	1999	1998

Rental revenue	$880,979	$822,561	$776,354	$726,135	$728,690
Interest and other income	6,742	12,462	15,006	10,758	12,450
General and administrative expense	60,889	58,609	56,727	56,886	56,579
Depreciation expense	113,241	113,241	113,241	113,241	241,698
Net income	713,591	663,173	621,392	566,766	442,863
Net income per limited partnership unit (1)	14.93	13.87	13.00	11.85	9.26
Cash distributions per limited partnership unit	16.89	15.91	15.02	14.47	14.10
Total assets	6,188,280	6,282,887	6,376,315	6,460,098	6,589,673
Long-term obligations	577,510	577,510	577,510	577,510	577,510

(1)	The net income per limited partnership unit was calculated based upon 47,331 weighted average units outstanding for years 2002, 2001, 2000 and 1999 and 47,370 weighted average units outstanding in 1998.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition, results of operations, liquidity and capital resources, and off balance sheet arrangements and contractual obligations contained within this report on Form 10-K is more clearly understood when read in conjunction with the notes to the financial statements. The notes to the financial statements elaborate on certain terms that are used throughout this discussion and provide information about the partnership and the basis of presentation used in this report on Form 10-K.

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

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources

The partnership offered limited partnership units for sale between February 1986 and June 1987. 14.7% of the $12 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $9.5 million of the remaining funds were used to acquire sites and build ten restaurants. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. During 1997, one restaurant was sold.

As described in note 6 to the Notes to the Financial Statements contained under Item 8, the partnership has a death and disability redemption fund totaling $97,291 at December 31, 2002. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

The Partnership’s only source of cash flow is rental income from the properties from the triple net leases. Such operating income has historically been and is expected to continue to be sufficient to fund the Partnership’s operating expenses. Net cash provided by operating activities in excess of the Partnership’s ongoing needs is distributed to the partners.

Off Balance Sheet Arrangements and Contractual Obligations

None.

Results of Operations

The partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Results of Operations - Continued

The following table sets forth rental revenue earned by restaurant for the year:

	Year Ended December 31,
	2002	2001	2000

Rancho California Plaza, Rancho Calif., CA	$136,193	$126,124	$124,853
East Vista Way, Vista, CA	82,793	79,530	77,612
Plaza at Puente Hills, Industry, CA	60,904	52,883	51,096
4th Street, Perris, CA	124,265	113,039	105,184
Foothill Blvd., Upland, CA	102,479	100,104	96,827
East Valley Blvd., Walnut, CA	56,553	51,968	48,198
Lassen Street, Chatsworth, CA	133,275	121,712	112,559
Hesperia Road, Victorville, CA	114,303	109,837	97,694
W. Sepulveda Blvd., Los Angeles, CA	70,214	67,364	62,331

Total	$880,979	$822,561	$776,354

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $880,979 during the year ended December 31, 2002, which represents an increase of $58,418 from 2001. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

The partnership earned rental revenue of $822,561 during the year ended December 31, 2001, which represents an increase of $46,207 from 2000. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total General & Admin. Expense

	Year Ended December 31,
	2002	2001	2000

Accounting fees	52.76%	51.57%	59.70%
Distribution of information to limited partners	45.93	47.06	38.89
Other	1.31	1.37	1.41

	100.00%	100.00%	100.00%

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Results of Operations - Continued

General and administrative costs increased by $2,280 from 2001 to 2002. The increase was caused primarily by increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

General and administrative costs increased by $1,882 from 2000 to 2001. The increase was caused primarily by additional costs incurred during the fourth quarter of 2001 to lease new software. The new software was needed as a result of U.S. Government regulations which require the partnership to electronically file annual K-1 income tax forms with the Internal Revenue Service. The new software prepares and electronically files the income tax forms and maintains the underlying partnership database.

Net income increased by $50,418 from 2001 to 2002 due to the increase in revenues of $52,698 offset by the $2,280 increase in general and administrative expenses. Depreciation expense was the same in both 2002 and 2001.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have an impact on the Company’s results of operations or financial condition.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-K are based upon the Partnerships financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in Item 8 of this Form 10-K.

Revenue Recognition: Revenue is recognized based on 12 percent of gross sales of the restaurants which is recorded at the point of sale.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Property and Equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives which are 20 years for land improvements, 35 years for buildings and improvements, and 10 years for machinery and equipment.

The partnership accounts for property and equipment in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.      Financial Statements

PART I. INFORMATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Del Taco Restaurant Properties III:

In our opinion, the accompanying balance sheet and the related statements of income, partners’ equity, and cash flows present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III (A California Limited Partnership) at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Del Taco Restaurant Properties III as of December 31, 2001, and for each of the two years ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

PricewaterhouseCoopers LLP
Orange County, California
January 22, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES III

BALANCE SHEETS

	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash	$262,652	$248,445
Receivable from Del Taco, Inc.	75,394	71,282
Deposits	1,312	1,000

Total current assets	339,358	320,727

RESTRICTED CASH	97,291	97,291

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less–accumulated depreciation	3,132,216	3,018,978

	5,751,631	5,864,869

	$6,188,280	$6,282,887

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$46,094	$38,961
Accounts payable	7,257	15,258

Total current liabilities	53,351	54,219

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners	5,597,372	5,690,174
General Partner-Del Taco, Inc.	(39,953)	(39,016)

	5,557,419	5,651,158

	$6,188,280	$6,282,887

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000

REVENUES:
Rent	$880,979	$822,561	$776,354
Interest	4,492	9,687	12,098
Other	2,250	2,775	2,908

	887,721	835,023	791,360

EXPENSES:
General and administrative	60,889	58,609	56,727
Depreciation	113,241	113,241	113,241

	174,130	171,850	169,968

Net income	$713,591	$663,173	$621,392

Net income per limited partnership unit	$14.93	$13.87	$13.00

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENT OF CHANGES IN PARTNERS’ EQUITY

Three years ended December 31, 2002

	Limited Partners
			General
	Units	Amount	Partner	Total

Balance, December 31, 1999	47,331	$5,882,765	$(37,108)	$5,845,657
Net income	—	615,178	6,214	621,392
Cash distributions	—	(711,107)	(7,183)	(718,290)

Balance, December 31, 2000	47,331	5,786,836	(38,077)	5,748,759
Net income	—	656,541	6,632	663,173
Cash distributions	—	(753,203)	(7,571)	(760,774)

Balance, December 31, 2001	47,331	5,690,174	(39,016)	5,651,158
Net income	—	706,455	7,136	713,591
Cash distributions	—	(799,257)	(8,073)	(807,330)

Balance, December 31, 2002	47,331	$5,597,372	$(39,953)	$5,557,419

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$713,591	$663,173	$621,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,241	113,241	113,241
Increase in receivable from General Partner	(4,112)	(2,265)	(6,895)
(Increase) decrease in deposits	(312)	622	(622)
Increase in payable to limited partners	7,133	4,894	8,937
(Decrease) increase in accounts payable	(8,004)	(721)	4,178

Net cash provided by operating activities	821,537	778,944	740,231

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(807,330)	(760,774)	(718,290)

Net cash used by financing activities	(807,330)	(760,774)	(718,290)

Increase in cash	14,207	18,170	21,941
Beginning cash balance	248,445	230,275	208,334

Ending cash balance	$262,652	$248,445	$230,275

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Restaurant Properties III (a California limited partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner for operation under the Del Taco trade name). As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 2002, Del Taco Restaurant Properties III had nine properties in operation.

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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Recent Accounting Pronouncements: In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s results of operations or financial condition.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Accounting Pronouncements – Continued: In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have an impact on the Company’s financial position or results of operations.

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

Net Income Per Limited Partnership Unit: The net income per limited partnership unit was calculated based upon 47,331 weighted average units outstanding in 2002, 2001 and 2000.

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

Concentration of Risk: The nine restaurants leased to Del Taco make up almost all of the income producing assets of the partnership and contributed all of the partnership’s rent revenue for the three years ended December 31, 2002. Therefore, the business of the partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002 and 2001

NOTE 2 - PARTNERS’ EQUITY

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

NOTE 3 - OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2002, 2001, and 2000.

NOTE 4 - LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The partnership had a total of nine properties leased to Del Taco as of December 31, 2002.

The nine restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $7,341,491, $6,854,678 and $6,469,615 and unaudited net income of $459,728, $360,993 and $292,614 for the years ended December 31, 2002, 2001 and 2000, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

The East Valley Blvd. Restaurant in Walnut, California had unaudited net income of $8,357 and $1,881 and an unaudited net loss of $2,777 for the years ended December 31, 2002, 2001 and 2000, respectively. The Plaza at Puente Hills Restaurant in Industry, California had unaudited net losses of $3,617, $6,638 and $8,675 for the years ended December 31, 2002, 2001 and 2000, respectively. The West Sepulveda Boulevard restaurant in Los Angeles, California had had unaudited net income of $7,603 and unaudited net losses of $5,434 and $10,245 for the years ended December 31, 2002, 2001 and 2000, respectively.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002 and 2001

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2002. The rent receivable was collected on January 15, 2003.

The General Partner received $8,073 in distributions relating to its one percent interest in the partnership for the year ended December 31, 2002.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

The General Partner provides certain minimal managerial and accounting services to the Partnership at no cost.

NOTE 6 - RESTRICTED CASH

At December 31, 2002 and 2001 the partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2002	2001	2000

Net income per financial statements	$713,591	$663,173	$621,392
Excess book depreciation	22,313	20,998	19,659

Taxable income	$735,904	$684,171	$641,051

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002 and 2001

NOTE 7 - INCOME TAXES - Continued

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 2002, is as follows:

Partners’ equity per financial statements	$5,557,419
Issue costs of limited partnership units capitalized for tax purposes	1,741,676
Excess book depreciation	477,887
Tax loss on sale of assets	(107,920)
Other	83

Net worth for tax purposes	$7,669,145

NOTE 8 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2002 were as follows:

	Cash	Weighted	Number of Units
	Distributions per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter

December 31, 1999	$3.74	47,331	47,331
March 31, 2000	3.44	47,331	47,331
June 30, 2000	3.52	47,331	47,331
September 30, 2000	4.32	47,331	47,331

Total paid in 2000	$15.02

December 31, 2000	$4.00	47,331	47,331
March 31, 2001	3.73	47,331	47,331
June 30, 2001	3.88	47,331	47,331
September 30, 2001	4.30	47,331	47,331

Total paid in 2001	$15.91

December 31, 2001	$4.28	47,331	47,331
March 31, 2002	3.66	47,331	47,331
June 30, 2002	4.32	47,331	47,331
September 30, 2002	4.63	47,331	47,331

Total paid in 2002	$16.89

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002 and 2001

NOTE 8 - CASH DISTRIBUTIONS TO LIMITED PARTNERS - Continued

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2002 amounted to $4.43 per limited partnership unit and were paid January 31, 2003.

NOTE 9 - RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2002:
Revenues	$210,388	$225,032	$227,734	$224,567
Net income	156,615	179,718	190,572	186,686
Net income per limited partnership unit	3.28	3.76	3.99	3.90
Year ended December 31, 2001:
Revenues	$197,136	$206,766	$215,523	$215,598
Net income	144,896	163,619	179,084	175,574
Net income per limited partnership unit	3.03	3.42	3.75	3.67

Item 9.        Disagreements on Accounting and Financial Disclosure

None

PART III

Item 10.      Directors and Executive Officers of the Partnership’s General Partner

(a)  & (b)     The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age

Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	56

C. Ronald Petty	President	58

Robert J. Terrano	Executive Vice President and Chief Financial Officer	47

James D. Stoops	Executive Vice President, Operations	50

Janet D. Erickson	Executive Vice President, Purchasing	46

Shirlene Lopez	Executive Vice President, Operations Services	38

Michael L. Annis	Vice President, Secretary and General Counsel	56

Timothy A. Hackbardt	Vice President, Marketing	39

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2003.

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

Janet D. Erickson, Executive Vice President, Purchasing of Del Taco, Inc. From 1979 to 1986, Ms. Erickson was with Denny’s Incorporated. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Erickson was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco, Inc. Ms. Erickson has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.

Shirlene Lopez, Executive Vice President, Operations Services of Del Taco, Inc. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager. In 1994, she was promoted to Executive Project Manager reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design and in 1997, to Vice President, Corporate Development & Design. Ms. Lopez has held her current position since February 2002.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 2001. From November 1995 to November 2001, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the partnership, nor was any person known of by the partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the partnership.

(c)	The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.      Certain Relationships and Related Transactions

(a)	No transactions have occurred between the partnership and any executive officer or director of its General Partner.

During 2002, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $7,136 as its one percent share of the net income of the partnership.

(2)	The General Partner received $8,073 in distributions relating to its one percent interest in the partnership.

(b)	During 2002, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 2002 for any amount in excess of $60,000.

(d)	Not applicable.

Item 14.      Controls and Procedures

There were no significant changes in the partnership’s internal control or other factors that could significantly affect these controls subsequent to February 28, 2003, the date the partnerships’ evaluation of them.

PART IV

Item 15.      Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Public Accountants Balance Sheets Statements of Income Statements of Changes in Partners’ Equity Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Report of Independent Public Accountants on Financial Statement Schedule Schedule III - Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8K

No reports on Form 8-K were filed during the last quarter of 2002.

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Partners of
Del Taco Restaurant Properties III:

Our audit of the financial statements referred to in our report dated January 22, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP
Orange County, California
January 22, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of the report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES III - SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period

		Land	Buildings &		Land, buildings &
Description		& land	Improve-	Carrying	improvements
(All Restaurants)	Encumbrances	improvements	ments	costs	Total

Rancho California, CA	$—	$384,400	$257,807	$—	$642,207
Vista, CA	—	512,130	343,471	—	855,601
Industry, CA	—	627,082	420,566	—	1,047,648
Perris, CA	—	437,522	293,434	—	730,956
Upland, CA	—	281,827	189,014	—	470,841
Walnut, CA	—	340,848	228,597	—	569,445
Los Angeles, CA	—	674,283	452,223	—	1,126,506
Chatsworth, CA	—	642,475	430,890	—	1,073,365
Victorville, CA	—	505,399	338,957	—	844,356

	$—	$4,405,966	$2,954,959	$—	$7,360,925

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life on which
				depreciation in latest
Description	Accumulated	Date of	Date	income statement
(All Restaurants)	depreciation	construction	acquired	is computed

Rancho California, CA	$140,405	1986	1986	20 (LI), 35 (BI)
Vista, CA	187,055	1987	1987	20 (LI), 35 (BI)
Industry, CA	229,044	1987	1987	20 (LI), 35 (BI)
Perris, CA	159,806	1987	1987	20 (LI), 35 (BI)
Upland, CA	102,936	1987	1987	20 (LI), 35 (BI)
Walnut, CA	124,494	1988	1988	20 (LI), 35 (BI)
Los Angeles, CA	246,284	1988	1988	20 (LI), 35 (BI)
Chatsworth, CA	234,663	1989	1989	20 (LI), 35 (BI)
Victorville, CA	184,606	1989	1989	20 (LI), 35 (BI)

	$1,609,294

		Accumulated
	Restaurants	Depreciation

Balances at December 31, 1999:	$7,360,925	$1,269,574
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2000:	7,360,925	1,382,814
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2001:	7,360,925	1,496,054
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2002:	$7,360,925	$1,609,294

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III a California limited partnership

Del Taco, Inc. General Partner

Date March 07, 2003	Kevin K. Moriarty Kevin K. Moriarty Director, Chairman and Chief Executive Officer

Date March 07, 2003	Michael L. Annis Michael L. Annis Vice President, Secretary and General Counsel

Date March 07, 2003	Robert J. Terrano Robert J. Terrano Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002