Form 10-Q
period 2003-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2003-05-15
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 .

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

DEL TACO RESTAURANT PROPERTIES III

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2003	2002

	ASSETS
CURRENT ASSETS:
Cash	$238,515	$262,652
Receivable from Del Taco, Inc.	76,399	75,394
Deposits	2,174	1,312

Total current assets	317,088	339,358

RESTRICTED CASH	97,291	97,291

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,160,526	3,132,216

	5,723,321	5,751,631

	$6,137,700	$6,188,280

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$47,381	$46,094
Accounts payable	10,944	7,257

Total current liabilities	58,325	53,351

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners	5,542,374	5,597,372
General partner-Del Taco, Inc.	(40,509)	(39,953)

	5,501,865	5,557,419

	$6,137,700	$6,188,280

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

RENTAL REVENUE	$217,853	$208,162

EXPENSES:
General and administrative	35,076	25,463
Depreciation	28,310	28,310

	63,386	53,773

Operating income	154,467	154,389
OTHER INCOME:
Interest	1,038	1,201
Other	775	1,025

Net income	$156,280	$156,615

Net income per limited partnership unit	$3.27	$3.28

Number of units used in computing per unit amounts	47,331	47,331

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$156,280	$156,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,310	28,310
Increase in receivable from Del Taco, Inc.	(1,005)	(2,700)
Increase in deposits	(862)	(437)
(Decrease) increase in accounts payable and payable to limited partners	4,974	(5,817)

Net cash provided by operating activities	187,697	175,971

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(211,834)	(204,751)

Net cash used by financing activities	(211,834)	(204,751)

Net decrease in cash	(24,137)	(28,780)
Beginning cash balance	262,652	248,445

Ending cash balance	$238,515	$219,665

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2002 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2003 and December 31, 2002, the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002 have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 — RESTRICTED CASH

At March 31, 2003, the Partnership had a restricted cash balance of $97,291. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

MARCH 31, 2003

NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 47,331 in 2003 and 2002.

Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco, Inc. (Del Taco or the General Partner) and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of limited partners receive their priority return as defined in the partnership agreement. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the limited partners.

NOTE 4 — LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases.

For the three months ended March 31, 2003, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,815,443 and net income of $115,076, as compared to $1,734,687 and $99,760, respectively, for the corresponding period in 2002. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the three months ended March 31, 2003, the East Gale Blvd. restaurant in Puente Hills, California reported unaudited net income of $1,331 as compared to an unaudited net loss of $2,022 for the corresponding period in 2002.

For the three months ended March 31, 2003, the West Sepulveda Blvd. restaurant in Los Angeles, California reported unaudited net income of $2,325 as compared to an unaudited net loss of $2,460 for the corresponding period in 2002.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS — CONTINUED

MARCH 31, 2003

NOTE 5 — TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected in April, 2003.

Del Taco serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco for operation under the Del Taco trade name.

In addition, see Note 6 with respect to certain distributions to the General Partner.

NOTE 6 — DISTRIBUTIONS

On April 11, 2003, a distribution to the limited partners of $184,514, or approximately $3.90 per limited partnership unit, was approved. Such distribution was paid on April 28, 2003. The General Partner also received a distribution of $1,864 with respect to its 1% partnership interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Del Taco Restaurant Properties III (The Partnership or the Company) offered limited partnership units for sale between February 1986 and June 1987. 14.7% of the $12 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse Del Taco, Inc. (Del Taco or the General Partner) for offering costs incurred. Approximately $9.5 million of the remaining funds were used to acquire sites and build ten restaurants. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. One restaurant was sold in November 1997.

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

As described in Note 2 to the Notes to the Condensed Financial Statements, the Partnership has a death and disability redemption fund totaling $97,291 at March 31, 2003. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant:

	Three Months Ended
	March 31,

	2003	2002

Rancho California Plaza, Temecula, CA	$34,118	$30,272
East Vista Way, Vista, CA	20,676	20,665
Plaza at Puente Hills, Industry, CA	15,189	14,136
4th Street, Perris, CA	30,998	29,908
Foothill Blvd., Upland, CA	25,234	24,290
East Valley Blvd., Walnut, CA	13,952	14,124
Lassen Street, Chatsworth, CA	32,190	30,920
Hesperia Road, Victorville, CA	28,343	27,802
W. Sepulveda Blvd., Los Angeles, CA	17,153	16,045

Total	$217,853	$208,162

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $217,853 during the three month period ended March 31, 2003, which represents an increase of $9,691 from 2002. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended
	March 31,

	2003	2002

Accounting fees	74.13%	64.50%
Distribution of information to limited partners	25.87	35.50

	100.00%	100.00%

General and administrative costs increased from 2002 to 2003 due to increased quarterly costs for income tax preparation and printing costs. The increase in income tax preparation fees was caused by the timing of services by the income tax preparer.

Net income decreased by $335 from 2002 to 2003 due to the increase in expenses of $9,613 and the decrease in interest and other income of $263, which were partially offset by the $9,691 increase in revenues.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”), an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45’s initial recognition and initial measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure requirements of Interpretation 45 effective December 31, 2002 and has not entered into any guarantees since December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes it has no variable interest entities to which Interpretation 46 would apply.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnerships financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2002 Form 10-K.

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

Item 2a. Quantitative and Qualitative Disclosures About Market Risk.

None.

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

No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date: May 14, 2003	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002