Form 10-Q
period 2003-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2003-08-14
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 .

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

DEL TACO RESTAURANT PROPERTIES III

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash	$271,045	$262,652
Receivable from Del Taco, Inc.	79,282	75,394
Deposits	1,621	1,312

Total current assets	351,948	339,358

RESTRICTED CASH	90,585	97,291

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,188,836	3,132,216

	5,695,011	5,751,631

	$6,137,544	$6,188,280

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$50,335	$46,094
Accounts payable	9,723	7,257

Total current liabilities	60,058	53,351

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners	5,540,436	5,597,372
General partner-Del Taco, Inc.	(40,460)	(39,953)

	5,499,976	5,557,419

	$6,137,544	$6,188,280

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

RENTAL REVENUES	$235,106	$223,921	$452,959	$432,083

EXPENSES:
General and administrative	17,095	17,003	52,170	42,466
Depreciation	28,310	28,311	56,620	56,621

	45,405	45,314	108,790	99,087

Operating income	189,701	178,607	344,169	332,996
OTHER INCOME:
Interest	844	1,061	1,881	2,262
Other	650	50	1,425	1,075

Net income	$191,195	$179,718	$347,475	$336,333

Net income per limited partnership unit	$4.00	$3.76	$7.27	$7.03

Number of units used in computing per unit amounts	47,291	47,331	47,311	47,331

     See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$347,475	$336,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,620	56,621
Increase in receivable from Del Taco, Inc.	(3,888)	(4,054)
Increase in deposits	(309)	—
Increase (decrease) in accounts payable and payable to limited partners	6,707	(2,416)

Net cash provided by operating activities	406,605	386,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	6,706	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(398,212)	(379,532)
Redemption of limited partnership units	(6,706)	—

Net cash used by financing activities	(404,918)	(379,532)

Net increase in cash	8,393	6,952
Beginning cash balance	262,652	248,445

Ending cash balance	$271,045	$255,397

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2002 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002 have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 — RESTRICTED CASH

At June 30, 2003, the Partnership had a restricted cash balance of $90,585. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. On April 1, 2003, the partnership redeemed 40 limited partnership units for $6,706.

NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 47,331 in 2002, 47,291 for the three months ended June 30, 2003 and 47,311 for the six months ended June 30, 2003. On April 1, 2003, the partnership redeemed 40 limited partnership units for $6,706.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

JUNE 30, 2003

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

For the three months ended June 30, 2003, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,959,219 and unaudited net income of $149,861, as compared to $1,866,006 and $121,254, respectively, for the corresponding period in 2002. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the six months ended June 30, 2003, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,774,662 and unaudited net income of $264,937, as compared to $3,600,693 and $221,014, respectively, for the corresponding period in 2002.

For the three months and six months ended June 30, 2003, the East Gale Blvd. restaurant in Puente Hills, California reported unaudited net income of $5,901 and $7,232 as compared to unaudited net income of $303 and an unaudited net loss of $1,719 for the corresponding period in 2002.

NOTE 5 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of June. The June rent was collected in July 2003.

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

NOTE 6 — DISTRIBUTIONS

On July 15, 2003, a distribution to the limited partners of $207,186, or approximately $4.38 per limited partnership unit, was approved. Such distribution was paid on July 25, 2003. The General Partner also received a distribution of $2,093 with respect to its 1% partnership interest. Total cash distributions paid in January and April 2003 were $211,834 and $186,378, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Del Taco Restaurant Properties III (the Partnership or the Company) offered limited partnership units for sale between February 1986 and June 1987. 14.7% of the $12 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse Del Taco, Inc. (the General Partner or Del Taco) for offering costs incurred. Approximately $9.5 million of the remaining funds were used to acquire sites and build ten restaurants. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. One restaurant was sold in November 1997.

The nine restaurants leased to Del Taco make up almost all of the income producing assets of the Partnership. Therefore, the business of the Partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, competition, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $90,585 at June 30, 2003. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Rancho California Plaza, Rancho California, CA	$36,703	$33,892	$70,820	$64,163
East Vista Way, Vista, CA	20,950	21,009	41,626	41,674
Plaza at Puente Hills, Industry, CA	17,036	15,397	32,225	29,534
4th Street, Perris, CA	34,076	31,743	65,074	61,651
Foothill Blvd., Upland, CA	27,291	25,590	52,524	49,880
East Valley Blvd., Walnut, CA	15,325	14,957	29,277	29,081
Lassen Street, Chatsworth, CA	34,474	34,124	66,665	65,044
Hesperia Road, Victorville, CA	30,743	29,145	59,086	56,947
W. Sepulveda Blvd., Los Angeles, CA	18,508	18,064	35,662	34,109

Total	$235,106	$223,921	$452,959	$432,083

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $235,106 during the three month period ended June 30, 2003, which represents an increase of $11,185 from 2002. The Partnership earned rental revenue of $452,959 during the six month period ended June 30, 2003, which represents an increase of $20,876 from 2002. The increases in rental revenue are directly attributable to changes in sales levels at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

		Percent of Total
	General & Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Accounting fees	43.25%	58.17%	68.77%	64.22%
Distribution of information to Limited Partners	56.75%	41.83%	31.23%	35.78%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three and six month periods ended June 30, increased from 2002 to 2003 due to costs incurred in changing auditors and increased costs for printing and mailing, and audit and tax preparation fees.

For the three month period ended June 30, 2003, net income increased by $11,477 from 2002 to 2003 due to the increase in revenues of $11,185 and the increase in interest and other income of $383 which was partially offset by the increase in general and administrative expenses of $92. For the six month period ended June 30, 2003, net income increased by $11,142 from 2002 to 2003 due to an increase in revenues of $20,876 which was partially offset by an increase in general and administrative expenses of $9,703 and a decrease in interest and other income of $31.

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

Recent Accounting Pronouncements – (Continued)

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

The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

(c)	Asset-Backed issuers:

Not applicable.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports

During the three months ended June 30, 2003, the following reports on Form 8-K were filed:

On April 11, 2003, Form 8-K was filed re: the dismissal of Pricewaterhouse Coopers LLP as the Partnership’s independent public accountants.

On May 13, 2003, Form 8-K was filed re: the selection of KPMG LLP as the Partnership’s independent public accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant
Del Taco, Inc. General Partner

Date:	August 14, 2003	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002