Form 10-Q
period 2003-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2003-11-14
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

INDEX

DEL TACO RESTAURANT PROPERTIES III

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash	$299,690	$262,652
Receivable from Del Taco, Inc.	82,113	75,394
Deposits	1,466	1,312

Total current assets	383,269	339,358

RESTRICTED CASH	90,585	97,291

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,217,146	3,132,216

	5,666,701	5,751,631

	$6,140,555	$6,188,280

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$53,301	$46,094
Accounts payable	7,257	7,257

Total current liabilities	60,558	53,351

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners	5,542,922	5,597,372
General partner-Del Taco, Inc.	(40,435)	(39,953)

	5,502,487	5,557,419

	$6,140,555	$6,188,280

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

RENTAL REVENUES	$249,643	$225,608	$702,602	$657,691

EXPENSES:
General and administrative	10,744	8,852	62,914	51,318
Depreciation	28,310	28,310	84,931	84,931

Operating income	210,589	188,446	554,757	521,442
OTHER INCOME:
Interest	776	1,226	2,657	3,488
Other	425	900	1,851	1,975

Net income	$211,790	$190,572	$559,265	$526,905

Net income per limited partnership unit	$4.43	$3.99	$11.70	$11.02

Number of units used in computing per unit amounts	47,291	47,331	47,304	47,331

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$559,265	$526,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,931	84,931
Increase in receivable from Del Taco, Inc.	(6,719)	(807)
Increase in deposits	(154)	(467)
(Increase) decrease in accounts payable and payable to limited partners	7,206	(1,495)

Net cash provided by operating activities	644,529	609,067
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	6,706	—

Net cash provided by investing activities	6,706	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(607,491)	(586,100)
Redemption of limited partnership units	(6,706)	—

Net cash used by financing activities	(614,197)	(586,100)

Net increase in cash	37,038	22,967
Beginning cash balance	262,652	248,445

Ending cash balance	$299,690	$271,412

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2002 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2003 and December 31, 2002, the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002 have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 — RESTRICTED CASH

At September 30, 2003 the partnership had a restricted cash balance of $90,585. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. On April 1, 2003, the Partnership redeemed 40 limited partnership units for $6,706.

NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 47,331 in 2002, 47,291 for the three months ended September 30, 2003 and 47,304 for the nine months ended September 30, 2003.

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

SEPTEMBER 30, 2003

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

For the three months ended September 30, 2003, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,080,353 and unaudited net income of $144,823, as compared to $1,880,067 and $124,836, respectively, for the corresponding period in 2002. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the nine months ended September 30, 2003, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,855,015 and unaudited net income of $409,760, as compared to $5,480,760 and $345,850, respectively, for the corresponding period in 2002.

NOTE 5 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of September. The September rent was collected in October 2003.

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

NOTE 6 — DISTRIBUTIONS

On October 15, 2003, a distribution to the limited partners of $239,289, or approximately $5.06 per limited partnership unit, was approved. Such distribution was paid on October 31, 2003. The General Partner also received a distribution of $2,417 with respect to its 1% partnership interest. Total cash distributions paid in January, April and July 2003 were $211,834, $186,378 and $209,279, respectively.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $90,585 at September 30, 2003. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund. On April 1, 2003, the Partnership redeemed 40 limited partnership units for $6,706.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Results of Operations

The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2003 and 2002:

	September 30,		September 30,

	2003	2002	2003	2002

Rancho California Plaza, Temecula, CA	$39,333	$35,514	$110,153	$99,677
East Vista Way, Vista, CA	22,697	20,723	64,323	62,396
Plaza at Puente Hills, Industry, CA	17,871	16,041	50,096	45,575
4th Street, Perris, CA	35,572	31,957	100,646	93,609
Foothill Blvd., Upland, CA	28,562	26,189	81,086	76,069
East Valley Blvd., Walnut, CA	15,695	14,012	44,972	43,092
Lassen Street, Chatsworth, CA	36,294	34,248	102,959	99,293
Hesperia Road, Victorville, CA	33,213	28,543	92,299	85,490
W. Sepulveda Blvd., Los Angeles, CA	20,406	18,381	56,068	52,490

Total	$249,643	$225,608	$702,602	$657,691

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $249,643 during the three month period ended September 30, 2003, which represents an increase of $24,035 from 2002. The Partnership earned rental revenue of 702,602 during the nine month period ended September 30, 2003, which represents an increase of $44,911 from 2002. The changes in rental revenue between 2003 and 2002 are directly attributable to increases in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Accounting fees	38.57%	54.35%	63.62%	57.75%
Distribution of information to Limited Partners	61.43%	45.65%	36.38%	42.25%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three and nine month periods ended September 30, increased from 2002 to 2003 due to costs incurred in changing auditors and increased costs for printing and mailing, and audit and tax preparation fees.

For the three month period ended September 30, 2003 net income increased by $21,218 from 2002 to 2003 due to the $24,035 increase in revenues, which was partially offset by the $1,892 increase in general and administrative expenses and the $924 decrease in interest and other income. For the nine month period ended September 30, 2003 net income increased by $32,360 from 2002 to 2003 due to the $44,911 increase in revenues, which was partially offset by the $11,596 increase in general and administrative expenses and the $955 decrease in interest and other income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Recent Accounting Pronouncements – (Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes it has no variable interest entities to which Interpretation 46 would apply.

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

The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(b)	Changes in internal controls:

There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco, Inc.
General Partner

Date:	November 14, 2003	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

31.1 Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002