Form 10-K
period 2003-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2004-03-30
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file no. 0-16851

DEL TACO RESTAURANT PROPERTIES III

a California limited partnership
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0139247 (I.R.S. Employer Identification Number)

25521 Commercentre Drive Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes         No  X

PART I

Item 1.  Business

Del Taco Restaurant Properties III, (the Partnership) is a publicly-held limited Partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco, Inc., a California corporation (Del Taco or the General Partner). The Partnership sold 48,000 units totaling $12 million through an offering of limited partnership units from February 1986 through June 1987. The term of the partnership agreement is until December 31, 2025 unless terminated earlier by means provided in the partnership agreement.

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. As of December 31, 2003, the Partnership had a total of nine properties leased to Del Taco.

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

Item 2. Properties

The Partnership acquired ten properties with proceeds obtained from the sale of limited partnership units:

Date of
			Restaurant	Commencement of
Address	City, State	Date of Acquisition	Constructed	Operation (1)
Rancho California Plaza	Rancho California, CA	December 23, 1986	60 seat with drive through service window	July 14, 1987

East Vista Way	Vista, CA	February 24, 1987	60 seat with drive through service window	September 10, 1987

4th Street	Perris, CA	June 24, 1987	60 seat with drive through service window	December 16, 1987

Foothill Boulevard	Upland, CA	August 3, 1987	60 seat with drive through service window	January 12, 1988

Plaza at Puente Hills	Industry, CA	May 12, 1987	60 seat with drive through service window	February 24, 1988

Twentynine Palms Highway	Twentynine Palms, CA	December 14, 1987	60 seat with drive through service window	May 17, 1988 (2)

East Valley Boulevard	Walnut, CA	April 29, 1988	60 seat with drive through service window	August 31, 1988

West Sepulveda Boulevard	Los Angeles, CA	July 8, 1988	60 seat with drive through service window	January 12, 1989 (3)

Lassen Street	Chatsworth, CA	January 27, 1989	60 seat with drive through service window	August 21, 1989

Hesperia Road	Victorville, CA	December 29, 1989	100 seat with drive through service window	July 5, 1990

Item 2.  Properties - (Continued)

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In November 1997, the Twentynine Palms property was sold yielding net proceeds to the Partnership of $278,612.

(3)	The restaurant was subleased to a franchisee of Del Taco and the restaurant operated as a Del Taco restaurant. On December 29, 1999 the franchise agreement for this restaurant expired. Del Taco began operation of this restaurant as a company-managed facility on December 29, 1999.

Item 3. Legal Proceedings

The Partnership is not a party to any material pending legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Partnership’s Common Equity and Related Security Holder Matters

The Partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,330 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 8 to the Notes to the Financial Statements contained under Item 8.

Item 6. Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7.

Item 6.   Selected Financial Data - (Continued)

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Rental revenues	$963,185	$880,979	$822,561	$776,354	$726,135
General and administrative expense	75,627	60,889	58,609	56,727	56,886
Depreciation expense	113,241	113,241	113,241	113,241	113,241
Interest and other income	5,481	6,742	12,462	15,006	10,758
Net income	779,798	713,591	663,173	621,392	566,766
Net income per limited partnership unit	16.32	14.93	13.87	13.00	11.85
Cash distributions per limited partnership unit	17.77	16.89	15.91	15.02	14.47
Total assets	6,120,754	6,188,280	6,282,887	6,376,315	6,460,098
Long-term obligations	577,510	577,510	577,510	577,510	577,510

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

The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Liquidity and Capital Resources

The Partnership offered limited partnership units for sale between February 1986 and June 1987. 14.7% of the $12 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $9.5 million of the remaining funds were used to acquire sites and build ten restaurants. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants were distributed to the limited partners. During 1997, one restaurant was sold.

As described in note 6 to the Notes to the Financial Statements contained under Item 8, the Partnership has a death and disability redemption fund totaling $90,585 at December 31, 2003. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Results of Operations — Continued

The following table sets forth rental revenues earned by restaurant for the year:

	Year Ended December 31,
	2003	2002	2001
Rancho California Plaza, Rancho Calif., CA	$153,087	$136,193	$126,124
East Vista Way, Vista, CA	88,361	82,793	79,530
Plaza at Puente Hills, Industry, CA	68,372	60,904	52,883
4th Street, Perris, CA	138,150	124,265	113,039
Foothill Blvd., Upland, CA	110,951	102,479	100,104
East Valley Blvd., Walnut, CA	60,106	56,553	51,968
Lassen Street, Chatsworth, CA	140,236	133,275	121,712
Hesperia Road, Victorville, CA	126,806	114,303	109,837
W. Sepulveda Blvd., Los Angeles, CA	77,116	70,214	67,364

Total	$963,185	$880,979	$822,561

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $963,185 during the year ended December 31, 2003, which represents an increase of $82,206 from 2002. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.

The Partnership earned rental revenues of $880,979 during the year ended December 31, 2002, which represents an increase of $58,418 from 2001. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Administrative Expense

	Year Ended December 31,
	2003	2002	2001
Accounting fees	49.59%	52.76%	51.57%
Distribution of information to limited partners	49.01	45.93	47.06
Other	1.40	1.31	1.37

	100.00%	100.00%	100.00%

General and administrative costs increased by $14,738 from 2002 to 2003. The increase was caused primarily by increased costs for income tax preparation, annual audit fees, accounting services and printing and mailing costs, as well as additional incremental costs incurred to change auditors and maintain regulatory compliance standards required of public registrants.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Results of Operations — Continued

General and administrative costs increased by $2,280 from 2001 to 2002. The increase was caused primarily by increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

Net income increased by $66,207 from 2002 to 2003 due to the increase in revenues of $82,206 offset by the $14,738 increase in general and administrative expenses and the decrease in other income of $1,261. Depreciation expense was the same in both 2003 and 2002.

Net income increased by $50,418 from 2001 to 2002 due to the increase in revenues of $58,418 offset by the $2,280 increase in general and administrative expenses and the decrease in other income of $5,720.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51. Interpretation 46, as amended, addresses consolidation by business enterprises of variable interest entities. Interpretation 46, as amended, applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued Interpretation No. 46R which modified certain provisions of Interpretation 46. Interpretation No. 46R also modified the effective date of Interpretation 46. Companies must apply Interpretation No. 46R by the end of the first reporting period after December 15, 2003. The Company believes it has no variable interest entities to which Interpretation 46 nor Interpretation No. 46R would apply.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-K are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in Item 8 of this Form 10-K.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.   Financial Statements

PART I.  INFORMATION

(KPMG LETTERHEAD)

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Del Taco Restaurant Properties III:

We have audited the accompanying balance sheet of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2003, and the related statements of income, partners’ equity and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the 2003 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Orange County, California
February 13, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Del Taco Restaurant Properties III:

In our opinion, the accompanying balance sheet and the related statements of income, partners’ equity, and cash flows present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III (A California Limited Partnership) at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Del Taco Restaurant Properties III for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

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

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES III
BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash	$301,120	$262,652
Receivable from Del Taco, Inc.	89,349	75,394
Deposits	1,309	1,312

Total current assets	391,778	339,358

RESTRICTED CASH	90,585	97,291

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,245,456	3,132,216

	5,638,391	5,751,631

	$6,120,754	$6,188,280

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$54,880	$46,094
Accounts payable	7,051	7,257

Total current liabilities	61,931	53,351

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners	5,521,960	5,597,372
General partner-Del Taco, Inc.	(40,647)	(39,953)

	5,481,313	5,557,419

	$6,120,754	$6,188,280

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
RENTAL REVENUES:	$963,185	$880,979	$822,561

EXPENSES:
General and administrative	75,627	60,889	58,609
Depreciation	113,241	113,241	113,241

Operating income	774,317	706,849	650,711
OTHER INCOME:
Interest	3,456	4,492	9,687
Other	2,025	2,250	2,775

Net income	$779,798	$713,591	$663,173

Net income per limited partnership unit	$16.32	$14.93	$13.87

Number of units used in computing per unit amounts	47,301	47,331	47,331

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF PARTNERS’ EQUITY
Years ended December 31, 2003, 2002 and 2001

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2000	47,331	$5,786,836	$(38,077)	$5,748,759
Net income	—	656,541	6,632	663,173
Cash distributions	—	(753,203)	(7,571)	(760,774)

Balance, December 31, 2001	47,331	5,690,174	(39,016)	5,651,158
Net income	—	706,455	7,136	713,591
Cash distributions	—	(799,257)	(8,073)	(807,330)

Balance, December 31, 2002	47,331	5,597,372	(39,953)	5,557,419
Net income	—	772,000	7,798	779,798
Redemption of units	(40)	(6,706)	—	(6,706)
Cash distributions	—	(840,706)	(8,492)	(849,198)

Balance, December 31, 2003	47,291	$5,521,960	$(40,647)	$5,481,313

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$779,798	$713,591	$663,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,241	113,241	113,241
Changes in operating assets and liabilities:
Increase in receivable from Del Taco, Inc.	(13,955)	(4,112)	(2,265)
Decrease (increase) in deposits	3	(312)	622
Increase in payable to limited partners	8,786	7,133	4,894
Decrease in accounts payable	(207)	(8,004)	(721)

Net cash provided by operating activities	887,666	821,537	778,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	6,706	—	—

Net cash provided by investing activities	6,706	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(849,198)	(807,330)	(760,774)
Redemption of limited partnership units	(6,706)	—	—

Net cash used by financing activities	(855,904)	(807,330)	(760,774)

Increase in cash	38,468	14,207	18,170
Beginning cash balance	262,652	248,445	230,275

Ending cash balance	$301,120	$262,652	$248,445

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Restaurant Properties III, a California limited partnership, (the Partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner or Del Taco) for operation under the Del Taco trade name. As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 2003, Del Taco Restaurant Properties III had nine properties in operation.

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

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2003 and 2002

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Accounting Pronouncements – Continued: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51. Interpretation 46, as amended, addresses consolidation by business enterprises of variable interest entities. Interpretation 46, as amended, applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued Interpretation No. 46R which modified certain provisions of Interpretation 46. Interpretation No. 46R also modified the effective date of Interpretation 46. Companies must apply Interpretation No. 46R by the end of the first reporting period after December 15, 2003. The Company believes it has no variable interest entities to which Interpretation 46 nor Interpretation No. 46R would apply.

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

Net Income Per Limited Partnership Unit: The net income per limited partnership unit was calculated based upon 47,301 weighted average units outstanding in 2003, and 47,331 weighted average units outstanding in 2002 and 2001.

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: Revenue is recognized based on 12 percent of gross sales of the restaurants which is recorded at the point of sale.

Concentration of Risk: The nine restaurants leased to Del Taco make up almost all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2003. Therefore, the business of the Partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2003 and 2002

NOTE 2 — PARTNERS’ EQUITY

Pursuant to the partnership agreement, annual partnership net income or loss is allocated one percent to the General Partner and 99 percent to the limited partners. Partnership gains from any sale or refinancing are to be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of limited partners receive their priority return (10 percent) as defined in the partnership agreement. Additional gains are to be allocated 15 percent to the General Partner and 85 percent to the limited partners.

NOTE 3 — OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2003, 2002, and 2001.

NOTE 4 — LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The Partnership had a total of nine properties leased to Del Taco as of December 31, 2003.

The nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $8,026,543, $7,341,491 and $6,854,678 and unaudited net income of $602,839, $459,728 and $360,993 for the years ended December 31, 2003, 2002 and 2001, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

The Plaza at Puente Hills Restaurant in Industry, California had unaudited net income of $16,734 and unaudited net losses of $3,617 and $6,638 for the years ended December 31, 2003, 2002 and 2001, respectively. The West Sepulveda Boulevard restaurant in Los Angeles, California had unaudited net income of $23,298 and $7,603 and unaudited net loss of $5,434 for the years ended December 31, 2003, 2002 and 2001, respectively.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2003 and 2002

NOTE 5 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2003. The rent receivable was collected in January 2004.

The General Partner received $8,492 in distributions relating to its one percent interest in the Partnership for the year ended December 31, 2003.

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

NOTE 6 — RESTRICTED CASH

At December 31, 2003 and 2002 the Partnership had a restricted cash balance of $90,585 and $97,291, respectively. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7 — INCOME TAXES

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnerships assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2003	2002	2001
Net income per financial statements	$779,798	$713,591	$663,173
Excess book depreciation	23,525	22,313	20,998

Taxable income	$803,323	$735,904	$684,171

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2003 and 2002

NOTE 7 — INCOME TAXES — Continued

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2003, is as follows (unaudited):

Partners’ equity per financial statements	$5,481,313
Issue costs of limited partnership units capitalized for tax purposes	1,741,676
Excess book depreciation	501,412
Other	(107,837)

Partners’ equity for tax purposes	$7,616,564

NOTE 8 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2003 were as follows:

	Cash	Weighted	Number of Units
	Distributions per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2000	$4.00	47,331	47,331
March 31, 2001	3.73	47,331	47,331
June 30, 2001	3.88	47,331	47,331
September 30, 2001	4.30	47,331	47,331

Total paid in 2001	$15.91

December 31, 2001	$4.28	47,331	47,331
March 31, 2002	3.66	47,331	47,331
June 30, 2002	4.32	47,331	47,331
September 30, 2002	4.63	47,331	47,331

Total paid in 2002	$16.89

December 31, 2002	$4.43	47,331	47,331
March 31, 2003	3.90	43,311	47,291
June 30, 2003	4.38	47,304	47,291
September 30, 2003	5.06	47,301	47,291

Total paid in 2003	$17.77

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2003 and 2002

NOTE 8 — CASH DISTRIBUTIONS TO LIMITED PARTNERS — Continued

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2003 amounted to $5.05 per limited partnership unit and were paid in January 2004.

NOTE 9 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2003:
Rental revenues	$217,853	$235,106	$249,643	$260,583
Net income	156,280	191,195	211,791	220,532
Net income per limited partnership unit	3.27	4.00	4.43	4.62
Year ended December 31, 2002:
Rental revenues	$208,162	$223,921	$225,608	$223,288
Net income	156,615	179,718	190,572	186,686
Net income per limited partnership unit	3.28	3.76	3.99	3.90

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Refer to Form’s 8-k filed on April 17, 2003 and May 13, 2003.

Item 9A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures:

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

     (b) Changes in internal controls:

There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     (c) Asset-Backed issuers:

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age
Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	57
C. Ronald Petty	President	59
Robert J. Terrano	Executive Vice President and Chief Financial Officer	48
James D. Stoops	Executive Vice President, Operations	51
Janet D. Erickson	Executive Vice President, Purchasing	47
Shirlene Lopez	Executive Vice President, Operations Services	39
Michael L. Annis	Vice President, Secretary and General Counsel	57

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2004.

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

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2003, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $7,798 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $8,492 in distributions relating to its one percent interest in the Partnership.

(b)	During 2003, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Partnership at any time during 2003 for any amount in excess of $90,000.

(d)	Not applicable.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by KPMG LLP and PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements and other services for 2003 and 2002, respectively.

	2003	2002
Audit Fees	$8,375	$10,000
Audit-Related Fees	0	0
Tax Fees	13,000	11,000
All Other Fees	0	0

Total	$21,375	$21,000

The General Partner has considered whether the independent auditors provision of tax services to the Company is compatible with the auditor’s independence. Additionally, the General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Independent Auditors’ Report Balance Sheets Statements of Income Statements of Partners’ Equity Statements of Cash Flows Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Report of Independent Public Accountants on Financial Statement Schedule Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8K

No reports on Form 8-K were filed during the last quarter of 2003.

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
January 22, 200329

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

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES III — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003

				Cost	Gross amount
				capitalized	at which
				subsequent	carried at
		Initial cost		to	close of
Description	Encumbrances	to company		acquisition	period
			Buildings		Land,
		Land	&		buildings &
(All Restaurants)		& land	Improve-	Carrying	improvements
		improvements	ments	costs	Total
Rancho California, CA	$—	$384,400	$257,807	$—	$642,207
Vista, CA	—	512,130	343,471	—	855,601
Industry, CA	—	627,082	420,566	—	1,047,648
Perris, CA	—	437,522	293,434	—	730,956
Upland, CA	—	281,827	189,014	—	470,841
Walnut, CA	—	340,848	228,597	—	569,445
Los Angeles, CA	—	674,283	452,223	—	1,126,506
Chatsworth, CA	—	642,475	430,890	—	1,073,365
Victorville, CA	—	505,399	338,957	—	844,356

	$—	$4,405,966	$2,954,959	$—	$7,360,925

[Additional columns below]

[Continued from above table, first column(s) repeated]

Description	Accumulated	Date of	Date	Life on which
	depreciation	construction	acquired	depreciation
				in latest
				income statement
(All Restaurants)				is computed

Rancho California, CA	$150,285	1986	1986	20 (LI), 35 (BI)
Vista, CA	200,217	1987	1987	20 (LI), 35 (BI)
Industry, CA	245,161	1987	1987	20 (LI), 35 (BI)
Perris, CA	171,051	1987	1987	20 (LI), 35 (BI)
Upland, CA	110,179	1987	1987	20 (LI), 35 (BI)
Walnut, CA	133,254	1988	1988	20 (LI), 35 (BI)
Los Angeles, CA	263,614	1988	1988	20 (LI), 35 (BI)
Chatsworth, CA	251,178	1989	1989	20 (LI), 35 (BI)
Victorville, CA	197,597	1989	1989	20 (LI), 35 (BI)

	$1,722,537

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2000:	$7,360,925	$1,382,814
Additions	—	113,241
Retirements	—	—

Balances at December 31, 2001:	7,360,925	1,496,055
Additions	—	113,241
Retirements	—	—

Balances at December 31, 2002:	7,360,925	1,609,296
Additions	—	113,241
Retirements	—	—

Balances at December 31, 2003:	$7,360,925	$1,722,537

The aggregate cost basis of Del Taco Restaurant Properties I real estate assets for Federal income tax purposes was $6,139,803 at December 31, 2003.

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III a California limited partnership

Del Taco, Inc. General Partner

Date	March 30, 2004	Kevin K. Moriarty

Kevin K. Moriarty Director, Chairman and Chief Executive Officer

Date	March 30, 2004	Michael L. Annis

Michael L. Annis Vice President, Secretary and General Counsel

Date	March 30, 2004	Robert J. Terrano

Robert J. Terrano Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002