Form 10-Q
period 2004-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2004-05-14
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 .

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

INDEX

DEL TACO RESTAURANT PROPERTIES III

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$316,243	$301,120
Receivable from Del Taco, Inc.	90,196	89,349
Deposits	1,153	1,309

Total current assets	407,592	391,778

RESTRICTED CASH	90,585	90,585

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,273,765	3,245,456

	5,610,082	5,638,391

	$6,108,259	$6,120,754

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$56,437	$54,880
Accounts payable	42,505	7,051

Total current liabilities	98,942	61,931

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,291 units outstanding at March 31, 2004 and December 31, 2003	5,472,949	5,521,960
General partner-Del Taco, Inc.	(41,142)	(40,647)

	5,431,807	5,481,313

	$6,108,259	$6,120,754

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
RENTAL REVENUES	$256,169	$217,853

EXPENSES:
General and administrative	37,620	35,076
Depreciation	28,309	28,310

	65,929	63,386

Operating income	190,240	154,467
OTHER INCOME:
Interest	836	1,038
Other	975	775

Net income	$192,051	$156,280

Net income per limited partnership unit	$4.02	$3.27

Number of units used in computing per unit amounts	47,291	47,331

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192,051	$156,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,309	28,310
Changes in operating assets and liabilities:
Increase in receivable from Del Taco, Inc.	(847)	(1,005)
Decrease (increase) in deposits	156	(862)
Increase in accounts payable and payable to limited partners	37,011	4,974

Net cash provided by operating activities	256,680	187,697

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(241,557)	(211,834)

Net cash used by financing activities	(241,557)	(211,834)

Net increase (decrease) in cash	15,123	(24,137)
Beginning cash balance	301,120	262,652

Ending cash balance	$316,243	$238,515

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2003 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2004, the results of operations and cash flows for the three month periods ended March 31, 2004 and 2003 have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 — RESTRICTED CASH

At March 31, 2004, the Partnership had a restricted cash balance of $90,585. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

MARCH 31, 2004

NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 47,291 and 47,331 in 2004 and 2003, respectively.

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

NOTE 4 — LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2021 to 2024. There is no minimum rental under any of the leases.

For the three months ended March 31, 2004, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,134,739 and net income of $154,735, as compared to $1,815,443 and $115,076, respectively, for the corresponding period in 2003. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS — CONTINUED

MARCH 31, 2004

NOTE 5 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March. The March rent was collected in April 2004.

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

NOTE 6 — DISTRIBUTIONS

On April 20, 2004, a distribution to the limited partners of $222,850, or approximately $4.71 per limited partnership unit, was approved. Such distribution was paid on April 28, 2004. The General Partner also received a distribution of $2,251 with respect to its 1% partnership interest. Total cash distributions paid in January 2004 were $241,557.

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

As described in Note 2 to the Notes to the Condensed Financial Statements, the Partnership has a death and disability redemption fund totaling $90,585 at March 31, 2004. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant:

	Three Months Ended
	March 31,
	2004	2003
Rancho California Plaza, Temecula, CA	$40,953	$34,118
East Vista Way, Vista, CA	22,918	20,676
Plaza at Puente Hills, Industry, CA	17,149	15,189
4th Street, Perris, CA	38,131	30,998
Foothill Blvd., Upland, CA	29,909	25,234
East Valley Blvd., Walnut, CA	15,974	13,952
Lassen Street, Chatsworth, CA	35,881	32,190
Hesperia Road, Victorville, CA	34,143	28,343
W. Sepulveda Blvd., Los Angeles, CA	21,111	17,153

Total	$256,169	$217,853

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $256,169 during the three month period ended March 31, 2004, which represents an increase of $38,316 from 2003. The change in rental revenues between 2003 and 2004 is directly attributable to increases in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2004	2003
Accounting fees	74.34%	74.13%
Distribution of information to limited partners	25.66	25.87

	100.00%	100.00%

General and administrative costs increased from 2003 to 2004 due to increased costs for audit and accounting fees and printing costs.

Net income increased by $35,771 from 2003 to 2004 due to the increase in revenues of $38,316 which was partially offset by the $2,543 increase in expenses and the decrease in interest and other income of $2.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51. Interpretation 46, as amended, addresses consolidation by business enterprises of variable interest entities. Interpretation 46, as amended, applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued Interpretation No. 46R which modified certain provisions of Interpretation 46. Interpretation No. 46R also modified the effective date of Interpretation 46. Companies must apply Interpretation No. 46R by the end of the first reporting period after December 15, 2003. The Company believes it has no variable interest entities to which Interpretation 46 nor Interpretation No. 46R applies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnerships financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2003 Form 10-K.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date:	May 14, 2004	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

Exhibit Index

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002