Form 10-Q
period 2004-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2004-08-13
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 .

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

INDEX

DEL TACO RESTAURANT PROPERTIES III

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$313,989	$301,120
Receivable from Del Taco, Inc.	89,887	89,349
Deposits	1,465	1,309

Total current assets	405,341	391,778

RESTRICTED CASH	90,585	90,585

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,302,076	3,245,456

	5,581,771	5,638,391

	$6,077,697	$6,120,754

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$60,411	$54,880
Accounts payable	9,913	7,051

Total current liabilities	70,324	61,931

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,291 units outstanding at June 30, 2004 and December 31, 2003	5,471,024	5,521,960
General partner-Del Taco, Inc.	(41,161)	(40,647)

	5,429,863	5,481,313

	$6,077,697	$6,120,754

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
RENTAL REVENUES	$267,423	$235,106	$523,591	$452,959

EXPENSES:
General and administrative	17,632	17,095	55,252	52,170
Depreciation	28,310	28,310	56,620	56,620

	45,942	45,405	111,872	108,790

Operating income	221,481	189,701	411,719	344,169
OTHER INCOME:
Interest	926	844	1,763	1,881
Other	750	650	1,725	1,425

Net income	$223,157	$191,195	$415,207	$347,475

Net income per limited partnership unit (note 3)	$4.67	$4.00	$8.69	$7.27

Number of units used in computing per unit amounts	47,291	47,291	47,291	47,311

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$415,207	$347,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,620	56,620
Changes in operating assets and liabilities:
Increase in receivable from Del Taco, Inc.	(538)	(3,888)
Increase in deposits	(156)	(309)
Increase in accounts payable and payable to limited partners	8,393	6,707

Net cash provided by operating activities	479,526	406,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	—	6,706

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(466,657)	(398,212)
Redemption of limited partnership units	—	(6,706)

Net cash used by financing activities	(466,657)	(404,918)

Net increase in cash	12,869	8,393
Beginning cash balance	301,120	262,652

Ending cash balance	$313,989	$271,045

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2003 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2004, the results of operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003 have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 — RESTRICTED CASH

At June 30, 2004, the Partnership had a restricted cash balance of $90,585. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 47,291 for the three months ended June 30, 2003, 47,311 for the six months ended June 30, 2003, and 47,291 for the three months and six months ended June 30, 2004.

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

JUNE 30, 2004

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

For the three months ended June 30, 2004, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,228,520 and unaudited net income of $167,120, as compared to $1,959,219 and $149,861, respectively, for the corresponding period in 2003. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the six months ended June 30, 2004, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,363,259 and unaudited net income of $321,855, as compared to $3,774,662 and $264,937, respectively, for the corresponding period in 2003.

NOTE 5 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of June. The June rent was collected in July 2004.

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

NOTE 6 — DISTRIBUTIONS

On July 21, 2004, a distribution to the limited partners of $246,415, or approximately $5.21 per limited partnership unit, was approved. Such distribution was paid on July 28, 2004. The General Partner also received a distribution of $2,489 with respect to its 1% partnership interest. Total cash distributions paid in January and April 2004 were $241,557 and $225,100, respectively.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $90,585 at June 30, 2004. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Rancho California Plaza, Rancho California, CA	$42,383	$36,703	$83,335	$70,820
East Vista Way, Vista, CA	23,170	20,950	46,088	41,626
Plaza at Puente Hills, Industry, CA	18,033	17,036	35,182	32,225
4th Street, Perris, CA	41,359	34,076	79,490	65,074
Foothill Blvd., Upland, CA	30,868	27,291	60,777	52,524
East Valley Blvd., Walnut, CA	16,763	15,325	32,737	29,277
Lassen Street, Chatsworth, CA	36,992	34,474	72,873	66,665
Hesperia Road, Victorville, CA	36,022	30,743	70,165	59,086
W. Sepulveda Blvd., Los Angeles, CA	21,833	18,508	42,944	35,662

Total	$267,423	$235,106	$523,591	$452,959

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $267,423 during the three month period ended June 30, 2004, which represents an increase of $32,317 from the corresponding period in 2003. The Partnership earned rental revenue of $523,591 during the six month period ended June 30, 2004, which represents an increase of $70,632 from the corresponding period in 2003. The increases in rental revenues are directly attributable to changes in sales levels at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Accounting fees	25.84%	43.25%	63.37%	68.77%
Distribution of information to Limited Partners	74.16%	56.75%	36.63%	31.23%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2004 increased from the corresponding period in the previous year due to the cost of an independent appraisal on one of the leased properties, partially offset by the impact of costs incurred in changing auditors in 2003. General and administrative costs for the six month period ended June 30, 2004 increased from the corresponding period in the previous year due to increased costs for audit, accounting fees and printing costs and the cost of an independent appraisal on one of the leased properties, partially offset by the impact of costs incurred in changing auditors in 2003.

For the three month period ended June 30, 2004, net income increased by $31,962 from 2003 to 2004 due to the increase in revenues of $32,317 and the increase in interest and other income of $182 which was partially offset by the increase in general and administrative expenses of $537. For the six month period ended June 30, 2004, net income increased by $67,732 from 2003 to 2004 due to an increase in revenues of $70,632 and the increase in interest and other income of $182 which was partially offset by the increase in general and administrative expenses of $3,082.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes it has no variable interest entities to which FIN 46R applies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2003 Form 10-K.

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

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date:	August 13, 2004	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit 31.1 Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002