Form 10-Q
period 2004-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2004-11-12
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 .

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

INDEX

DEL TACO RESTAURANT PROPERTIES III

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$337,117	$301,120
Receivable from Del Taco, Inc.	87,490	89,349
Deposits	1,310	1,309

Total current assets	425,917	391,778

RESTRICTED CASH	90,585	90,585

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,330,386	3,245,456

	5,553,461	5,638,391

	$6,069,963	$6,120,754

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$62,396	$54,880
Accounts payable	15,231	7,051

Total current liabilities	77,627	61,931

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,291 units outstanding at September 30, 2004 and December 31, 2003	5,456,138	5,521,960
General partner-Del Taco, Inc.	(41,312)	(40,647)

	5,414,826	5,481,313

	$6,069,963	$6,120,754

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
RENTAL REVENUES	$273,836	$249,643	$797,427	$702,602

EXPENSES:
General and administrative	12,788	10,744	68,038	62,914
Depreciation	28,310	28,310	84,930	84,931

	41,098	39,054	152,968	147,845

Operating income	232,738	210,589	644,459	554,757
OTHER INCOME:
Interest	905	776	2,667	2,657
Other	225	425	1,950	1,851

Net income	$233,868	$211,790	$649,076	$559,265

Net income per limited partnership unit (note 3)	$4.90	$4.43	$13.59	$11.70

Number of units used in computing per unit amounts	47,291	47,291	47,291	47,304

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$649,076	$559,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,930	84,931
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Del Taco, Inc.	1,859	(6,719)
Increase in deposits	(1)	(154)
Increase in accounts payable and payable to limited partners	15,696	7,206

Net cash provided by operating activities	751,560	644,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	—	6,706

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(715,563)	(607,491)
Redemption of limited partnership units	—	(6,706)

Net cash used by financing activities	(715,563)	(614,197)

Net increase in cash	35,997	37,038
Beginning cash balance	301,120	262,652

Ending cash balance	$337,117	$299,690

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2003 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2004, the results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003 have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 — RESTRICTED CASH

At September 30, 2004, the Partnership had a restricted cash balance of $90,585. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 47,291 for the three months ended September 30, 2003, 47,304 for the nine months ended September 30, 2003, and 47,291 for the three months and nine months ended September 30, 2004.

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

SEPTEMBER 30, 2004

(Unaudited)

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

For the three months ended September 30, 2004, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,281,967 and unaudited net income of $194,719, as compared to $2,080,353 and $144,823, respectively, for the corresponding period in 2003. Net income by restaurant includes corporate charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the nine months ended September 30, 2004, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $6,645,226 and unaudited net income of $516,574, as compared to $5,855,015 and $409,760, respectively, for the corresponding period in 2003.

NOTE 5 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of September. The September rent was collected in October 2004.

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

NOTE 6 — DISTRIBUTIONS

On October 27, 2004, a distribution to the limited partners of $267,375, or approximately $5.65 per limited partnership unit, was approved. Such distribution was paid on October 28, 2004. The General Partner also received a distribution of $2,701 with respect to its 1% partnership interest. Total cash distributions paid in January, April and July 2004 were $241,557, $225,100 and $248,906, respectively.

NOTE 7 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks to limited partners that have remained outstanding for 6 months or longer.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $90,585 at September 30, 2004. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Rancho California Plaza, Rancho California, CA	$44,184	$39,333	$127,519	$110,153
East Vista Way, Vista, CA	23,873	22,697	69,961	64,323
Plaza at Puente Hills, Industry, CA	17,988	17,871	53,170	50,096
4th Street, Perris, CA	41,385	35,572	120,875	100,646
Foothill Blvd., Upland, CA	31,150	28,562	91,927	81,086
East Valley Blvd., Walnut, CA	16,880	15,695	49,617	44,972
Lassen Street, Chatsworth, CA	37,950	36,294	110,823	102,959
Hesperia Road, Victorville, CA	38,698	33,213	108,863	92,299
W. Sepulveda Blvd., Los Angeles, CA	21,728	20,406	64,672	56,068

Total	$273,836	$249,643	$797,427	$702,602

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $273,836 during the three month period ended September 30, 2004, which represents an increase of $24,193 from the corresponding period in 2003. The Partnership earned rental revenue of $797,427 during the nine month period ended September 30, 2004, which represents an increase of $94,825 from the corresponding period in 2003. The increases in rental revenues are directly attributable to changes in sales levels at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Accounting fees	34.16%	38.57%	57.88%	63.62%
Distribution of information to Limited Partners	48.54%	61.43%	33.03%	36.38%
Independent Appraisals	17.30%	—	9.09%	—

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2004 increased from the corresponding period in the previous year due to the cost of an independent appraisal on one of the leased properties. General and administrative costs for the nine month period ended September 30, 2004 increased from the corresponding period in the previous year due to the cost of independent appraisals on two of the leased properties partially offset by a slight reduction in accounting and printing costs.

For the three month period ended September 30, 2004, net income increased by $22,078 from 2003 to 2004 due to the increase in revenues of $24,193 and the decrease in interest and other income of $71 which was partially offset by the increase in general and administrative expenses of $2,044. For the nine month period ended September 30, 2004, net income increased by $89,811 from 2003 to 2004 due to an increase in revenues of $94,825, the decrease in depreciation of $1 and the increase in interest and other income of $109 which was partially offset by the increase in general and administrative expenses of $5,124.

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

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date:	November 12, 2004	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit 31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002