Form 10-K
period 2004-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2005-03-28
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. As of December 31, 2004, the Partnership had a total of nine properties leased to Del Taco.

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

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Partnership’s Common Equity and Related Security Holder Matters

The Partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,305 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 8 to the Notes to the Financial Statements contained under Item 8.

Item 6. Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data – (Continued)

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Rental revenues	$1,058,765	$963,185	$880,979	$822,561	$776,354
General and administrative expense	80,793	75,627	60,889	58,609	56,727
Depreciation expense	113,240	113,241	113,241	113,241	113,241
Interest and other income	6,056	5,481	6,742	12,462	15,006
Net income	870,788	779,798	713,591	663,173	621,392
Net income per limited partnership unit	18.23	16.32	14.93	13.87	13.00
Cash distributions per limited partnership unit	20.63	17.77	16.89	15.91	15.02
Total assets	6,027,167	6,120,754	6,188,280	6,282,887	6,376,315
Long-term obligations	577,510	577,510	577,510	577,510	577,510

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

As described in note 6 to the Notes to the Financial Statements contained under Item 8, the Partnership has a death and disability redemption fund totaling $90,585 at December 31, 2004. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Results of Operations — Continued

The following table sets forth rental revenues earned by restaurant for the year:

	Year Ended December 31,
	2004	2003	2002
Rancho California Plaza, Rancho Calif., CA	$170,619	$153,087	$136,193
East Vista Way, Vista, CA	92,427	88,361	82,793
Plaza at Puente Hills, Industry, CA	70,915	68,372	60,904
4th Street, Perris, CA	158,927	138,150	124,265
Foothill Blvd., Upland, CA	122,081	110,951	102,479
East Valley Blvd., Walnut, CA	65,018	60,106	56,553
Lassen Street, Chatsworth, CA	146,559	140,236	133,275
Hesperia Road, Victorville, CA	147,447	126,806	114,303
W. Sepulveda Blvd., Los Angeles, CA	84,772	77,116	70,214

Total	$1,058,765	$963,185	$880,979

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $1,058,765 during the year ended December 31, 2004, which represents an increase of $95,580 from 2003. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.

The Partnership earned rental revenues of $963,185 during the year ended December 31, 2003, which represents an increase of $82,206 from 2002. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Administrative Expense

	Year Ended December 31,
	2004	2003	2002
Accounting fees	47.28%	49.59%	52.76%
Distribution of information to limited partners	43.44	49.01	45.93
Independent appraisals	7.91	—	—
Other	1.37	1.40	1.31

	100.00%	100.00%	100.00%

General and administrative costs increased by $5,166 from 2003 to 2004. The increase was caused primarily by the cost of independent appraisals on two of the leased properties and increased annual audit fees, partially offset by decreased costs for income tax preparation and printing and mailing costs.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Results of Operations — Continued

Depreciation expense was approximately the same in 2004, 2003 and 2002.

Net income increased by $90,990 from 2003 to 2004 primarily due to the increases in revenues of $95,580, other income of $575 and depreciation of $1 offset by the $5,166 increase in general and administrative expenses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements

PART I. INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Del Taco Restaurant Properties III:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2004 and 2003, and the related statements of income, partners’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the 2004 and 2003 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2004 and 2003 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Costa Mesa, California
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Del Taco Restaurant Properties III:

In our opinion, the statements of income, partners’ equity, and cash flows for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Del Taco Restaurant Properties III (A California Limited Partnership) for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orange County, California
January 22, 2003

DEL TACO RESTAURANT PROPERTIES III

BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$321,471	$301,120
Receivable from Del Taco, Inc.	88,075	89,349
Deposits	1,885	1,309

Total current assets	411,431	391,778

RESTRICTED CASH	90,585	90,585

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,358,696	3,245,456

	5,525,151	5,638,391

	$6,027,167	$6,120,754

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$65,751	$54,880
Accounts payable	17,443	7,051

Total current liabilities	83,194	61,931

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY
Limited partners	5,408,258	5,521,960
General partner-Del Taco, Inc.	(41,795)	(40,647)

	5,366,463	5,481,313

	$6,027,167	$6,120,754

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
RENTAL REVENUES	$1,058,765	$963,185	$880,979

EXPENSES:
General and administrative	80,793	75,627	60,889
Depreciation	113,240	113,241	113,241

Operating income	864,732	774,317	706,849
OTHER INCOME
Interest	3,880	3,456	4,492
Other	2,176	2,025	2,250

Net income	$870,788	$779,798	$713,591

Net income per limited partnership unit	$18.23	$16.32	$14.93

Number of units used in computing per unit amounts	47,291	47,301	47,331

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF PARTNERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2001	47,331	$5,690,174	$(39,016)	$5,651,158
Net income	—	706,455	7,136	713,591
Cash distributions	—	(799,257)	(8,073)	(807,330)

Balance, December 31, 2002	47,331	5,597,372	(39,953)	5,557,419
Net income	—	772,000	7,798	779,798
Redemption of units	(40)	(6,706)	—	(6,706)
Cash distributions	—	(840,706)	(8,492)	(849,198)

Balance, December 31, 2003	47,291	5,521,960	(40,647)	5,481,313
Net income	—	862,080	8,708	870,788
Cash distributions	—	(975,782)	(9,856)	(985,638)

Balance, December 31, 2004	47,291	$5,408,258	$(41,795)	$5,366,463

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$870,788	$779,798	$713,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,240	113,241	113,241
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Del Taco, Inc.	1,274	(13,955)	(4,112)
(Increase) decrease in deposits	(576)	3	(312)
Increase in payable to limited partners	10,871	8,786	7,133
Increase (decrease) in accounts payable	10,392	(207)	(8,004)

Net cash provided by operating activities	1,005,989	887,666	821,537
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	—	6,706	—

Net cash provided by investing activities	—	6,706	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(985,638)	(849,198)	(807,330)
Redemption of limited partnership units	—	(6,706)	—

Net cash used by financing activities	(985,638)	(855,904)	(807,330)

Increase in cash	20,351	38,468	14,207
Beginning cash balance	301,120	262,652	248,445

Ending cash balance	$321,471	$301,120	$262,652

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Restaurant Properties III, a California limited partnership, (the Partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner or Del Taco) for operation under the Del Taco trade name. As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 2004, Del Taco Restaurant Properties III had nine properties in operation.

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

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Net Income Per Limited Partnership Unit: The net income per limited partnership unit is based upon the limited partners 99 percent share of net income divided by 47,291 weighted average units outstanding in 2004, 47,301 weighted average units outstanding in 2003, and 47,331 weighted average units outstanding in 2002.

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

Concentration of Risk: The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2004. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

NOTE 3 — OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2004, 2003, and 2002.

NOTE 4 — LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The Partnership had a total of nine properties leased to Del Taco as of December 31, 2004.

The nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $8,823,039, $8,026,543 and $7,341,491 and unaudited net income of $694,290, $602,839 and $459,728 for the years ended December 31, 2004, 2003 and 2002, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE 5 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2004. The rent receivable was collected in January 2005.

The General Partner received $9,856 in distributions relating to its one percent interest in the Partnership for the year ended December 31, 2004.

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

NOTE 6 — RESTRICTED CASH

At December 31, 2004 and 2003 the Partnership had a restricted cash balance of $90,585. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7 — INCOME TAXES

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnerships assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2004	2003	2002
Net income per financial statements	$870,788	$779,798	$713,591
Excess book depreciation	24,677	23,525	22,313

Taxable income	$895,465	$803,323	$735,904

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE 7 — INCOME TAXES — Continued

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2004, is as follows (unaudited):

Partners’ equity per financial statements	$5,366,463
Issue costs of limited partnership units capitalized for tax purposes	1,741,676
Excess book depreciation	526,089
Other	(107,837)

Partners’ equity for tax purposes	$7,526,391

NOTE 8 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2004 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2001	$4.28	47,331	47,331
March 31, 2002	3.66	47,331	47,331
June 30, 2002	4.32	47,331	47,331
September 30, 2002	4.63	47,331	47,331

Total paid in 2002	$16.89

December 31, 2002	$4.43	47,331	47,331
March 31, 2003	3.90	43,311	47,291
June 30, 2003	4.38	47,304	47,291
September 30, 2003	5.06	47,301	47,291

Total paid in 2003	$17.77

December 31, 2003	$5.06	47,291	47,291
March 31, 2004	4.71	47,291	47,291
June 30, 2004	5.21	47,291	47,291
September 30, 2004	5.65	47,291	47,291

Total paid in 2004	$20.63

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE 8 — CASH DISTRIBUTIONS TO LIMITED PARTNERS — Continued

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2004 amounted to $5.25 per limited partnership unit and were paid in January 2005.

NOTE 9 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2004:
Rental revenues	$256,169	$267,423	$273,836	$261,337
Net income	192,051	223,157	233,868	221,712
Net income per limited partnership unit	4.02	4.67	4.90	4.64
Year ended December 31, 2003:
Rental revenues	$217,853	$235,106	$249,643	$260,583
Net income	156,280	191,195	211,791	220,532
Net income per limited partnership unit	3.27	4.00	4.43	4.62

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

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

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age
Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	58
C. Ronald Petty	President	60
Robert J. Terrano	Executive Vice President and Chief Financial Officer	49
James D. Stoops	Executive Vice President, Operations	52
Janet D. Erickson	Executive Vice President, Purchasing	48
Shirlene Lopez	Executive Vice President, Operations Services	40
Michael L. Annis	Vice President, Secretary and General Counsel	58

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2005.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2004, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $8,708 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $9,856 in distributions relating to its one percent interest in the Partnership.

(b)	During 2004, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Partnership at any time during 2004 for any amount in excess of $90,000.

(d)	Not applicable.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by KPMG LLP and PricewaterhouseCoopers for the audit of the Company’s annual financial statements and other services for 2004 and 2003, respectively.

	2004	2003
Audit Fees	$13,425	$10,625
Audit-Related Fees	0	0
Tax Fees	11,187	13,000
All Other Fees	0	0

Total	$24,612	$21,375

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm Balance Sheets Statements of Income Statements of Partners’ Equity Statements of Cash Flows Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8K

No reports on Form 8-K were filed during the last quarter of 2004.

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

Report of Independent Registered Public Accounting Firm
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

/s/ PricewaterhouseCoopers LLP

Orange County, California
January 22, 2003

DEL TACO RESTAURANT PROPERTIES III — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

					Gross amount at
		Initial cost		Cost capitalized	which carried at
		to company		subsequent to	close of period				Life on which
		Land	Building &	acquisition	Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed
Rancho California, CA	$—	$384,400	$257,807	$—	$642,207	$160,165	1986	1986	20 (LI), 35 (BI)
Vista, CA	—	512,130	343,471	—	855,601	213,379	1987	1987	20 (LI), 35 (BI)
Industry, CA	—	627,082	420,566	—	1,047,648	261,278	1987	1987	20 (LI), 35 (BI)
Perris, CA	—	437,522	293,434	—	730,956	182,296	1987	1987	20 (LI), 35 (BI)
Upland, CA	—	281,827	189,014	—	470,841	117,422	1987	1987	20 (LI), 35 (BI)
Walnut, CA	—	340,848	228,597	—	569,445	142,014	1988	1988	20 (LI), 35 (BI)
Los Angeles, CA	—	674,283	452,223	—	1,126,506	280,944	1988	1988	20 (LI), 35 (BI)
Chatsworth, CA	—	642,475	430,890	—	1,073,365	267,693	1989	1989	20 (LI), 35 (BI)
Victorville, CA	—	505,399	338,957	—	844,356	210,585	1989	1989	20 (LI), 35 (BI)

	$—	$4,405,966	$2,954,959	$—	$7,360,925	$1,835,777

						Accumulated
					Restaurants	Depreciation

Balances at December 31, 2001:					$7,360,925	$1,496,055
Additions					—	113,241
Retirements					—	—

Balances at December 31, 2002:					7,360,925	1,609,296
Additions					—	113,241
Retirements					—	—

Balances at December 31, 2003:					7,360,925	1,722,537
Additions					—	113,240
Retirements					—	—

Balances at December 31, 2004:					$7,360,925	$1,835,777

The aggregate cost basis of Del Taco Restaurant Properties III real estate assets for Federal income tax purposes was $6,139,803 at December 31, 2004.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III

a California limited partnership

Del Taco, Inc. General Partner

Date March 25, 2005	Kevin K. Moriarty

Kevin K. Moriarty
Director, Chairman and Chief
Executive Officer

Date March 25, 2005	Michael L. Annis

Michael L. Annis
Vice President, Secretary and
General Counsel

Date March 25, 2005	Robert J. Terrano

Robert J. Terrano
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002