Form 10-Q
period 2005-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2005-05-16
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 .

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

INDEX

DEL TACO RESTAURANT PROPERTIES III

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash	$315,861	$321,471
Receivable from Del Taco, Inc.	96,061	88,075
Deposits	1,663	1,885

Total current assets	413,585	411,431

RESTRICTED CASH	90,585	90,585

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,387,006	3,358,696

	5,496,841	5,525,151

	$6,001,011	$6,027,167

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$68,686	$65,751
Accounts payable	43,792	17,443

Total current liabilities	112,478	83,194

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,291 units outstanding at March 31, 2005 and December 31, 2004	5,353,372	5,408,258
General partner-Del Taco, Inc.	(42,349)	(41,795)

	5,311,023	5,366,463

	$6,001,011	$6,027,167

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
RENTAL REVENUES	$261,627	$256,169

EXPENSES:
General and administrative	39,863	37,620
Depreciation	28,310	28,309

	68,173	65,929

Operating income	193,454	190,240

OTHER INCOME:
Interest	1,381	836
Other	775	975

Net income	$195,610	$192,051

Net income per limited partnership unit	$4.09	$4.02

Number of units used in computing per unit amounts	47,291	47,291

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$195,610	$192,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,310	28,309
Changes in operating assets and liabilities:
Increase in receivable from Del Taco, Inc.	(7,986)	(847)
Decrease in deposits	222	156
Increase in accounts payable and payable to limited partners	29,284	37,011

Net cash provided by operating activities	245,440	256,680

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(251,050)	(241,557)

Net cash used by financing activities	(251,050)	(241,557)

Net increase (decrease) in cash	(5,610)	15,123

Beginning cash balance	321,471	301,120

Ending cash balance	$315,861	$316,243

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2004 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2005, the results of operations and cash flows for the three month periods ended March 31, 2005 and 2004 have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 — RESTRICTED CASH

At March 31, 2005, the Partnership had a restricted cash balance of $90,585. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

MARCH 31, 2005

NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the limited partners 99 percent share of net income divided by the weighted average number of units outstanding during the periods presented which amounted to 47,291 in 2005 and 2004.

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

For the three months ended March 31, 2005, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,180,225 and net income of $154,158, as compared to $2,134,739 and $154,735, respectively, for the corresponding period in 2004. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS — CONTINUED

MARCH 31, 2005

NOTE 5 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March. The March rent receivable was collected in April 2005.

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

NOTE 6 — DISTRIBUTIONS

On April 20, 2005, a distribution to the limited partners of $240,068, or approximately $5.08 per limited partnership unit, was approved. Such distribution was paid on April 29, 2005. The General Partner also received a distribution of $2,425 with respect to its 1% partnership interest. Total cash distributions paid in January 2005 were $251,050.

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

The increase in accounts payable from December 31, 2004 is a seasonal increase due to the timing of certain accounting, audit and tax services.

As described in Note 2 to the Notes to the Condensed Financial Statements, the Partnership has a death and disability redemption fund totaling $90,585 at March 31, 2005. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant:

	Three Months Ended
	March 31,
	2005	2004
Rancho California Plaza, Temecula, CA	$41,585	$40,953
East Vista Way, Vista, CA	22,324	22,918
Plaza at Puente Hills, Industry, CA	18,275	17,149
4th Street, Perris, CA	37,551	38,131
Foothill Blvd., Upland, CA	31,513	29,909
East Valley Blvd., Walnut, CA	15,162	15,974
Lassen Street, Chatsworth, CA	35,984	35,881
Hesperia Road, Victorville, CA	38,040	34,143
W. Sepulveda Blvd., Los Angeles, CA	21,193	21,111

Total	$261,627	$256,169

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $261,627 during the three month period ended March 31, 2005, which represents an increase of $5,458 from 2004. The change in rental revenues between 2004 and 2005 is directly attributable to increases in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2005	2004
Accounting fees	70.34%	74.34%
Distribution of information to limited partners	29.66	25.66

	100.00%	100.00%

     General and administrative costs increased from 2004 to 2005 primarily due to increased costs for software license fees which slightly increased the percentage of general and administrative expense related to distribution of information to limited partners as shown in the table above.

     Net income increased by $3,559 from 2004 to 2005 due to the increases in revenues of $5,458 and interest income of $545 which was partially offset by the $2,244 increase in expenses and the decrease in other income of $200.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2004 Form 10-K.

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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco, Inc.
General Partner

Date: May 13, 2005	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description
31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002