Form 10-Q
period 2005-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2005-08-15
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005 .
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

INDEX
DEL TACO RESTAURANT PROPERTIES III

DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash	$312,086	$321,471
Receivable from Del Taco, Inc.	93,911	88,075
Deposits	1,442	1,885

Total current assets	407,439	411,431

RESTRICTED CASH	90,585	90,585

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,415,316	3,358,696

	5,468,531	5,525,151

	$5,966,555	$6,027,167

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$63,681	$65,751
Accounts payable	16,093	17,443

Total current liabilities	79,774	83,194

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,291 units outstanding at June 30, 2005 and December 31, 2004	5,351,638	5,408,258
General partner-Del Taco, Inc.	(42,367)	(41,795)

	5,309,271	5,366,463

	$5,966,555	$6,027,167

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
RENTAL REVENUES	$281,036	$267,423	$542,663	$523,591

EXPENSES:
General and administrative	13,959	17,632	53,822	55,252
Depreciation	28,310	28,310	56,620	56,620

	42,269	45,942	110,442	111,872

Operating income	238,767	221,481	432,221	411,719

OTHER INCOME:
Interest	1,498	926	2,879	1,763
Other	475	750	1,250	1,725

Net income	$240,740	$223,157	$436,350	$415,207

Net income per limited partnership unit (note 3)	$5.04	$4.67	$9.13	$8.69

Number of units used in computing per unit amounts	47,291	47,291	47,291	47,291

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$436,350	$415,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,620	56,620
Changes in operating assets and liabilities:
Increase in receivable from Del Taco, Inc.	(5,836)	(538)
Decrease (increase) in deposits	443	(156)
(Decrease) increase in accounts payable and payable to limited partners	(3,420)	8,393

Net cash provided by operating activities	484,157	479,526

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(493,542)	(466,657)

Net (decrease) increase in cash	(9,385)	12,869

Beginning cash balance	321,471	301,120

Ending cash balance	$312,086	$313,989

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2004 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2005, the results of operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004 have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
NOTE 2 — RESTRICTED CASH
At June 30, 2005, the Partnership had a restricted cash balance of $90,585. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
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
JUNE 30, 2005
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
For the three months ended June 30, 2005, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,341,964 and unaudited net income of $179,943, as compared to $2,228,520 and $167,120, respectively, for the corresponding period in 2004. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.
For the six months ended June 30, 2005, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,522,189 and unaudited net income of $334,101, as compared to $4,363,259 and $321,855, respectively, for the corresponding period in 2004.
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of June. The June rent was collected in July 2005.
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
NOTE 6 — DISTRIBUTIONS
On July 19, 2005, a distribution to the limited partners of $241,287, or approximately $5.10 per limited partnership unit, was approved. Such distribution was paid on July 29, 2005. The General Partner also received a distribution of $2,437 with respect to its 1% partnership interest. Total cash distributions paid in January and April 2005 were $251,049 and $242,493, respectively.

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
As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $90,585 at June 30, 2005. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Rancho California Plaza, Rancho California, CA	$44,095	$42,383	$85,680	$83,335

East Vista Way, Vista, CA	23,894	23,170	46,218	46,088

Plaza at Puente Hills, Industry, CA	19,533	18,033	37,809	35,182

4th Street, Perris, CA	40,775	41,359	78,326	79,490

Foothill Blvd., Upland, CA	33,498	30,868	65,010	60,777

East Valley Blvd., Walnut, CA	15,469	16,763	30,631	32,737

Lassen Street, Chatsworth, CA	40,745	36,992	76,729	72,873

Hesperia Road, Victorville, CA	40,803	36,022	78,843	70,165

W. Sepulveda Blvd., Los Angeles, CA	22,224	21,833	43,417	42,944

Total	$281,036	$267,423	$542,663	$523,591

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $281,036 during the three month period ended June 30, 2005, which represents an increase of $13,613 from the corresponding period in 2004. The Partnership earned rental revenue of $542,663 during the six month period ended June 30, 2005, which represents an increase of $19,072 from the corresponding period in 2004. The increases in rental revenues are directly attributable to changes in sales levels at the restaurants under lease.
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Accounting fees	41.38%	25.84%	70.92%	63.37%
Distribution of information to Limited Partners	58.62%	52.61%	29.08%	29.75%
Independent Appraisals	—%	21.55%	—%	6.88%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2005 decreased from the corresponding period in the previous year due to the cost of an independent appraisal on one of the leased properties in 2004 and decreased printing and distribution of information costs, partially offset by increased accounting and audit costs which increased the percentage of general and administrative expense related to accounting fees. General and administrative costs for the six month period ended June 30, 2005 decreased from the corresponding period in the previous year due to the cost of an independent appraisal on one of the leased properties in 2004 and decreased costs for printing and distribution of information, partially offset by the increased audit, accounting and software licensing costs which increased the percentage of general and administrative expense related to accounting fees.
For the three month period ended June 30, 2005, net income increased by $17,583 from 2004 to 2005 due to the increase in revenues of $13,613, the increase in interest and other income of $297 and the decrease in general and administrative expenses of $3,673. For the six month period ended June 30, 2005, net income increased by $21,143 from 2004 to 2005 due to an increase in revenues of $19,072, the increase in interest and other income of $641 and the decrease in general and administrative expenses of $1,430.
Recent Accounting Pronouncements
None.

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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco, Inc. General Partner

Date: August 15, 2005	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President,
Chief Financial Officer

EXHIBIT INDEX
Exhibits	Description

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002