Form 10-Q
period 2005-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2005-11-14
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005 .
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$348,362	$321,471
Receivable from Del Taco, Inc.	91,790	88,075
Deposits	1,221	1,885

Total current assets	441,373	411,431

RESTRICTED CASH	90,585	90,585

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,443,626	3,358,696

	5,440,221	5,525,151

	$5,972,179	$6,027,167

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$71,939	$65,751
Accounts payable	12,368	17,443

Total current liabilities	84,307	83,194

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,291 units outstanding at September 30, 2005 and December 31, 2004	5,352,718	5,408,258
General partner-Del Taco, Inc.	(42,356)	(41,795)

	5,310,362	5,366,463

	$5,972,179	$6,027,167

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
RENTAL REVENUES	$281,839	$273,836	$824,501	$797,427

EXPENSES:
General and administrative	10,491	12,788	64,313	68,038
Depreciation	28,310	28,310	84,930	84,930

	38,801	41,098	149,243	152,968

Operating income	243,038	232,738	675,258	644,459

OTHER INCOME:
Interest	1,352	905	4,232	2,667
Other	425	225	1,675	1,950

Net income	$244,815	$233,868	$681,165	$649,076

Net income per limited partnership unit (note 3)	$5.13	$4.90	$14.26	$13.59

Number of units used in computing per unit amounts	47,291	47,291	47,291	47,291

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$681,165	$649,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,930	84,930
Changes in operating assets and liabilities:
(Increase) decrease in receivable from Del Taco, Inc.	(3,715)	1,859
Decrease (increase) in deposits	664	(1)
Increase in accounts payable and payable to limited partners	1,113	15,696

Net cash provided by operating activities	764,157	751,560

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(737,266)	(715,563)

Net increase in cash	26,891	35,997

Beginning cash balance	321,471	301,120

Ending cash balance	$348,362	$337,117

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2004 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2005, the results of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004 have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
NOTE 2 — RESTRICTED CASH
At September 30, 2005, the Partnership had a restricted cash balance of $90,585. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
NOTE 3 — ALLOCATION OF NET INCOME OR LOSS PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,291 units.
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

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2005
(Unaudited)
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2021 to 2024. There is no minimum rental payments required under any of the leases.
For the three months ended September 30, 2005, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,348,656 and unaudited net income of $177,873, as compared to $2,281,967 and $194,719, respectively, for the corresponding period in 2004. Net income by restaurant includes corporate charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.
For the nine months ended September 30, 2005, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $6,870,845 and unaudited net income of $511,974, as compared to $6,645,226 and $516,574, respectively, for the corresponding period in 2004.
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of September. The September rent was collected in October 2005.
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
NOTE 6 — DISTRIBUTIONS
On October 20, 2005, a distribution to the limited partners of $269,061, or approximately $5.69 per limited partnership unit, was approved. Such distribution was paid on October 25, 2005. The General Partner also received a distribution of $2,718 with respect to its 1% partnership interest. Total cash distributions paid in January, April and July 2005 were $251,049, $242,493 and $243,724, respectively.
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.

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
As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund with a remaining balance totaling $90,585 at September 30, 2005. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Rancho California Plaza, Rancho California, CA	$44,197	$44,184	$129,876	$127,519
East Vista Way, Vista, CA	23,355	23,873	69,572	69,961
Plaza at Puente Hills, Industry, CA	21,290	17,988	59,099	53,170
4th Street, Perris, CA	40,492	41,385	118,818	120,875
Foothill Blvd., Upland, CA	32,456	31,150	97,467	91,927
East Valley Blvd., Walnut, CA	15,167	16,880	45,798	49,617
Lassen Street, Chatsworth, CA	41,365	37,950	118,095	110,823
Hesperia Road, Victorville, CA	41,765	38,698	120,607	108,863
W. Sepulveda Blvd., Los Angeles, CA	21,752	21,728	65,169	64,672

Total	$281,839	$273,836	$824,501	$797,427

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $281,839 during the three month period ended September 30, 2005, which represents an increase of $8,003 from the corresponding period in 2004. The Partnership earned rental revenue of $824,501 during the nine month period ended September 30, 2005, which represents an increase of $27,074 from the corresponding period in 2004. The increases in rental revenues are directly attributable to changes in sales levels at the restaurants under lease.
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Accounting fees	57.92%	34.16%	68.80%	57.88%
Distribution of information to Limited Partners	42.08%	48.54%	31.20%	33.03%
Independent Appraisals	0.00%	17.30%	0.00%	9.09%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2005 decreased from the corresponding period in the previous year due to the cost of an independent appraisal on one of the leased properties in 2004. General and administrative costs for the nine month period ended September 30, 2005 decreased from the corresponding period in the previous year due to the cost of independent appraisals on two of the leased properties in 2004, partially offset by increased auditing and accounting costs.
For the three month period ended September 30, 2005, net income increased by $10,947 from 2004 to 2005 due to the increase in revenues of $8,003, the increase in interest and other income of $647 and the decrease in general and administrative expenses of $2,297. For the nine month period ended September 30, 2005, net income increased by $32,089 from 2004 to 2005 due to an increase in revenues of $27,074, the increase in interest and other income of $1,290 and the decrease in general and administrative expenses of $3,725.
Recent Accounting Pronouncements
None.
Off-Balance Sheet Arrangements
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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco, Inc.
General Partner

Date: November 14, 2005	/s/ Robert J. Terrano
Robert J. Terrano
Executive Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002