Form 10-K
period 2005-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2006-03-17
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes           No  X

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes           No  X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Form S-11 Registration Statement filed December 30, 1985 are incorporated by reference into Part IV of this report.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer                   Accelerated filer                   Non-accelerated filer  X

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. As of December 31, 2005, the Partnership had a total of nine properties leased to Del Taco.
The Partnership has no full time employees. The Partnership agreement assigns full authority for general management and supervision of the business affairs of the Partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.

Item 2. Properties
The Partnership acquired ten properties with proceeds obtained from the sale of limited partnership units:

Date of Commencement of
Address	City, State	Date of Acquisition	Restaurant Constructed	Operation (1)
Rancho California Plaza	Rancho California, CA	December 23, 1986	60 seat with drive through service window	July 14, 1987

East Vista Way	Vista, CA	February 24, 1987	60 seat with drive through service window	September 10, 1987

4th Street	Perris, CA	June 24, 1987	60 seat with drive through service window	December 16, 1987

Foothill Boulevard	Upland, CA	August 3, 1987	60 seat with drive through service window	January 12, 1988

Plaza at Puente Hills	Industry, CA	May 12, 1987	60 seat with drive through service window	February 24, 1988

Twentynine Palms Highway	Twentynine Palms, CA	December 14, 1987	60 seat with drive through service window	May 17, 1988 (2)

East Valley Boulevard	Walnut, CA	April 29, 1988	60 seat with drive through service window	August 31, 1988

West Sepulveda Boulevard	Los Angeles, CA	July 8, 1988	60 seat with drive through service window	January 12, 1989 (3)

Lassen Street	Chatsworth, CA	January 27, 1989	60 seat with drive through service window	August 21, 1989

Hesperia Road	Victorville, CA	December 29, 1989	100 seat with drive through service window	July 5, 1990
See also Schedule III.

Item 2. Properties — (Continued)
(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In November 1997, the Twentynine Palms property was sold yielding net proceeds to the Partnership of $278,612.

(3)	The restaurant was subleased to a franchisee of Del Taco and the restaurant operated as a Del Taco restaurant. On December 29, 1999 the franchise agreement for this restaurant expired. Del Taco began operation of this restaurant as a company-managed facility on December 29, 1999.
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
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data — (Continued)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Rental revenues	$1,097,579	$1,058,765	$963,185	$880,979	$822,561

General and administrative expense	76,608	80,793	75,627	60,889	58,609

Depreciation expense	113,240	113,240	113,241	113,241	113,241

Interest and other income	8,027	6,056	5,481	6,742	12,462

Net income	915,758	870,788	779,798	713,591	663,173

Net income per limited partnership unit	19.17	18.23	16.32	14.93	13.87

Cash distributions per limited partnership unit	21.12	20.63	17.77	16.89	15.91

Total assets	5,940,231	6,027,167	6,120,754	6,188,280	6,282,887

Long-term obligations	577,510	577,510	577,510	577,510	577,510
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
The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco as the operator of the restaurants located at our properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Liquidity and Capital Resources — (Continued)
As described in note 6 to the Notes to the Financial Statements contained under Item 8, the Partnership has a death and disability redemption fund totaling $90,585 at December 31, 2005. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
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
Off Balance Sheet Arrangements and Contractual Obligations
None.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2005	2004	2003
Rancho California Plaza, Rancho California, CA	$174,136	$170,619	$153,087
East Vista Way, Vista, CA	91,999	92,427	88,361
Plaza at Puente Hills, Industry, CA	78,765	70,915	68,372
4th Street, Perris, CA	157,734	158,927	138,150
Foothill Blvd., Upland, CA	129,857	122,081	110,951
East Valley Blvd., Walnut, CA	61,122	65,018	60,106
Lassen Street, Chatsworth, CA	155,086	146,559	140,236
Hesperia Road, Victorville, CA	162,898	147,447	126,806
W. Sepulveda Blvd., Los Angeles, CA	85,982	84,772	77,116

Total	$1,097,579	$1,058,765	$963,185

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations — (Continued)
The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $1,097,579 during the year ended December 31, 2005, which represents an increase of $38,814 from 2004. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.
The Partnership earned rental revenues of $1,058,765 during the year ended December 31, 2004, which represents an increase of $95,580 from 2003. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.
The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2005	2004	2003
Accounting fees	54.49%	47.28%	49.59%
Distribution of information to limited partners	43.98	43.44	49.01
Independent appraisals	—	7.91	—
Other	1.53	1.37	1.40

	100.00	100.00	100.00

General and administrative costs decreased by $4,185 from 2004 to 2005. The decrease was caused primarily by the cost of independent appraisals on two of the leased properties in 2004, partially offset by increased costs for annual audit, software licensing and accounting fees.
General and administrative costs increased by $5,166 from 2003 to 2004. The increase was caused primarily by the cost of independent appraisals on two of the leased properties and increased annual audit fees, partially offset by decreased costs for income tax preparation and printing and mailing costs.
Depreciation expense was approximately the same in 2005, 2004, and 2003.
Net income increased by $44,970 from 2004 to 2005 primarily due to the increases in revenues of $38,814 and other income of $1,971, and the $4,185 decrease in general and administrative expenses.
Net income increased by $90,990 from 2003 to 2004 primarily due to the increases in revenues of $95,580, other income of $575 and depreciation of $1 offset by the $5,166 increase in general and administrative expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Recent Accounting Pronouncements
None that applies to the Partnership.
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
The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
None.

Item 8. Financial Statements
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Restaurant Properties III:
We have audited the accompanying balance sheet of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2005, and the related statements of income, partners’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the 2005 information in the accompanying financial statement schedule listed in item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2005 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Squar, Milner, Reehl & Williamson, LLP
Newport Beach, California
February 21, 2006

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Restaurant Properties III:
We have audited the accompanying balance sheet of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2004, and the related statements of income, partners’ equity, and cash flows for each of the years in the two-year period then ended. In connection with our audits of the financial statements, we have also audited the 2004 and 2003 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2004 and 2003 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Costa Mesa, California
March 4, 2005

DEL TACO RESTAURANT PROPERTIES III
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash	$345,363	$321,471
Receivable from Del Taco, Inc.	91,372	88,075
Deposits	1,000	1,885

Total current assets	437,735	411,431

RESTRICTED CASH	90,585	90,585

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,471,936	3,358,696

	5,411,911	5,525,151

	$5,940,231	$6,027,167

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$77,957	$65,751
Accounts payable	11,587	17,443

Total current liabilities	89,544	83,194

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,291 units outstanding at December 31, 2005	5,315,904	5,408,258
and December 31, 2004
General partner-Del Taco, Inc.	(42,727)	(41,795)

	5,273,177	5,366,463

	$5,940,231	$6,027,167

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
RENTAL REVENUES	$1,097,579	$1,058,765	$963,185

EXPENSES:
General and administrative	76,608	80,793	75,627
Depreciation	113,240	113,240	113,241

	189,848	194,033	188,868

Operating income	907,731	864,732	774,317
OTHER INCOME:
Interest	5,677	3,880	3,456
Other	2,350	2,176	2,025

Net income	$915,758	$870,788	$779,798

Net income per limited partnership unit (note 2)	$19.17	$18.23	$16.32

Number of limited partnership units used in computing per unit amounts	47,291	47,291	47,301

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2005, 2004, and 2003

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2002	47,331	$5,597,372	$(39,953)	$5,557,419

Net Income	—	772,000	7,798	779,798

Redemption of units	(40)	(6,706)	—	(6,706)

Cash Distributions	—	(840,706)	(8,492)	(849,198)

Balance, December 31, 2003	47,291	5,521,960	(40,647)	5,481,313

Net Income	—	862,080	8,708	870,788

Cash Distributions	—	(975,782)	(9,856)	(985,638)

Balance, December 31, 2004	47,291	5,408,258	(41,795)	5,366,463

Net Income	—	906,600	9,158	915,758

Cash Distributions	—	(998,954)	(10,090)	(1,009,044)

Balance, December 31, 2005	47,291	$5,315,904	$(42,727)	$5,273,177

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$915,758	$870,788	$779,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,240	113,240	113,241
Changes in operating assets and liabilities:
Receivable from Del Taco, Inc.	(3,297)	1,274	(13,955)
Deposits	885	(576)	3
Payable to limited partners	12,206	10,871	8,786
Accounts payable	(5,856)	10,392	(207)

Net cash provided by operating activities	1,032,936	1,005,989	887,666

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash	—	—	6,706

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(1,009,044)	(985,638)	(849,198)
Redemption of limited partnership units	—	—	(6,706)

Net cash used by financing activities	(1,009,044)	(985,638)	(855,904)

Net increase in cash	23,892	20,351	38,468

Beginning cash balance	321,471	301,120	262,652

Ending cash balance	$345,363	$321,471	$301,120

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Partnership: Del Taco Restaurant Properties III, a California limited partnership, (the Partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner or Del Taco) for operation under the Del Taco trade name. As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 2005, Del Taco Restaurant Properties III had nine properties in operation. The term of the partnership agreement is until December 31, 2025 unless terminated earlier by means provided in the partnership agreement.
The Partnership has no full time employees (see Note 4). The Partnership agreement assigns full authority for general management and supervision of the business affairs of the Partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.
Distributions are made to the general and limited partners in accordance with the provisions of the partnership agreement (see Note 2).
Basis of Accounting: The Partnership utilizes the accrual method of accounting for transactions relating to the business of the Partnership. The summary of significant accounting policies presented below is designed to assist in understanding the Partnership’s financial statements. Such financial statements and accompanying notes are the representations of the Partnership’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.
Property and Equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives which are 20 years for land improvements, 35 years for buildings and improvements, and 10 years for machinery and equipment.
The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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
Net Income Per Limited Partnership Unit: The net income per limited partnership unit is based upon the limited partners 99 percent share of net income divided by 47,291 weighted average units outstanding in 2005 and 2004, and 47,301 weighted average units outstanding in 2003.
Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Revenue Recognition: Rental revenue is recognized based on 12 percent of gross sales of the restaurants for the corresponding period, and is earned at the point of sale.
Concentration of Risk: The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2005. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At December 31, 2005 and 2004 the Partnership had approximately $473,000 and $423,000, respectively, on deposit at one financial institution.
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
NOTE 3 — OBLIGATION TO GENERAL PARTNER
Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction and improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2005, 2004, and 2003.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The Partnership had a total of nine properties leased to Del Taco as of December 31, 2005.
The nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $9,146,494, $8,823,039, and $8,026,543 and unaudited net income of $665,914, $694,290, and $602,839 for the years ended December 31, 2005, 2004, and 2003, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.
NOTE 5 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2005 and 2004. The rent receivable was collected in January 2006 and 2005, respectively.
The General Partner received $10,090, $9,856 and $8,492 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2005, 2004 and 2003, respectively.
Del Taco serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco.
The General Partner provides certain minimal managerial and accounting services to the Partnership at no cost.
NOTE 6 — RESTRICTED CASH
At December 31, 2005 and 2004 the Partnership had a restricted cash balance of $90,585. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 7 — INCOME TAXES (UNAUDITED)
The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnerships assets and liabilities.
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2005	2004	2003
Net income per financial statements	$915,758	$870,788	$779,798
Excess book depreciation	25,773	24,677	23,525

Taxable income	$941,531	$895,465	$803,323

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2005, is as follows (unaudited):

Partners’ equity per financial statements	$5,273,177

Issue costs of limited partnership units capitalized for tax purposes	1,741,676

Difference in book vs. tax depreciation	551,862

Other	<107,837>

Partners’ equity for tax purposes	$7,458,878

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 8 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2005 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2002	$4.43	47,331	47,331
March 31, 2003	3.90	43,311	47,291
June 30, 2003	4.38	47,304	47,291
September 30, 2003	5.06	47,301	47,291

Total paid in 2003	$17.77

December 31, 2003	$5.06	47,291	47,291
March 31, 2004	4.71	47,291	47,291
June 30, 2005	5.21	47,291	47,291
September 30, 2004	5.65	47,291	47,291

Total paid in 2004	$20.63

December 31, 2004	$5.25	47,291	47,291
March 31, 2005	5.07	47,291	47,291
June 30, 2005	5.10	47,291	47,291
September 30, 2005	5.70	47,291	47,291

Total paid in 2005	$21.12

Cash distributions per limited partnership unit were calculated based upon the weighted average and cash flow statement units outstanding for each quarter and were paid from operations. Distributions declared in the quarter ended December 31, 2005 amounted to $5.50 per limited partnership unit and were paid in January 2006.
NOTE 9 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2005
Rental revenues	$261,627	$281,036	$281,839	$273,077
Net income	195,610	240,740	244,815	234,593
Net income per limited partnership unit	4.09	5.04	5.13	4.91

Year ended December 31, 2004
Rental revenues	$256,169	$267,423	$273,836	$261,337
Net income	192,051	223,157	233,868	221,712
Net income per limited partnership unit	4.02	4.67	4.90	4.64
NOTE 10 — SUBSEQUENT EVENT
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. The consummation of the transaction is subject to customary conditions, including the receipt of financing, and is not expected to have any impact on the Partnership.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Refer to Form 8-K filed on October 28, 2005.
Item 9A. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures:
As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in our periodic Securities and Exchange Commission filings.
(b)	Changes in internal controls:
There were no significant changes in the Partnership’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c)	Asset-Backed issuers:
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Partnership’s General Partner
(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age
Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	59

C. Ronald Petty	President	61

Robert J. Terrano	Executive Vice President and Chief Financial Officer	50

James D. Stoops	Executive Vice President, Operations	53

Janet D. Erickson	Executive Vice President, Purchasing	49

Shirlene Lopez	Executive Vice President, Operations Services	41

Michael L. Annis	Senior Vice President, Secretary and General Counsel	59
The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2006.
(c) None
(d) No family relationship exists between any such director or executive officer of the General Partner.
(e) The following is an account of the business experience during the past five years of each such director and executive officer:

Item 10. Directors and Executive Officers of the Partnership’s General Partner — (Continued)
Kevin K. Moriarty, Director, Chairman and Chief Executive Officer of Del Taco, Inc. Mr. Moriarty began his career with Burger King Corporation in 1974 in Operations Unit Management. In 1983, he was promoted to Area Manager in New York, and was subsequently promoted to the Regional Vice President, Chicago Region in 1985. In 1988, he became Executive Vice President and General Manager of the North Central Division. Mr. Moriarty served in that position until 1990 when he joined Del Taco, Inc. as President and Chief Executive Officer on July 31, 1990. Mr. Moriarty has served as a Director of the General Partner since 1990.
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
Michael L. Annis, Senior Vice President, Secretary and General Counsel of Del Taco, Inc. From 1981 to 1986 Mr. Annis served as Regional Real Estate Manager and Director of Real Estate Services with Taco Bell, Inc. In 1986 he served as Regional General Manager with Quaker State Minit Lube. In January of 1987 Mr. Annis joined Red Robin International, Inc. as General Counsel and was subsequently promoted to Vice President/Secretary and later Vice President Real Estate Development/Secretary and General Counsel, the position he held until joining Del Taco, Inc. in December of 1993. Mr. Annis received his J.D. Degree from Whittier College.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.
Item 13. Certain Relationships and Related Transactions
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2005, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $9,158 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $10,090 in distributions relating to its one percent interest in the Partnership.
(b)	During 2005, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Partnership at any time during 2005 for any amount.

(d)	Not applicable.

Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson, LLP (Squar), principal auditor since the quarter ended September 30, 2005, and KPMG LLP who was the principal auditor for 2004 and through the quarter ended June 30, 2005.

	Squar	KPMG LLP
	2005	2005	2004
Audit Fees	$1,080	$12,131	$10,800
Audit-Related Fees	0	0	0
Tax Fees	0	11,250	11,187
All Other Fees	0	0	0

Total	$1,080	$23,381	$21,987
The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV
Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm — Squar, Milner, Reehl & Williamson, LLP
Report of Independent Registered Public Accounting Firm — KPMG LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

During the three months ended December 31, 2005, the following report on Form 8-K was filed:

On October 28, 2005, Form 8-K was filed regarding the dismissal of KPMG LLP as the Partnership’s independent registered public accounting firm and the selection of Squar, Milner, Reehl & Williamson, LLP as the Partnership’s new independent registered public accountants.

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES III — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Rancho California, CA	$—	$384,400	$257,807	$—	$642,207	$170,046	1986	1986	20 (LI), 35 (BI)
Vista, CA	—	512,130	343,471	—	855,601	226,541	1987	1987	20 (LI), 35 (BI)
Industry, CA	—	627,082	420,566	—	1,047,648	277,395	1987	1987	20 (LI), 35 (BI)
Perris, CA	—	437,522	293,434	—	730,956	193,541	1987	1987	20 (LI), 35 (BI)
Upland, CA	—	281,827	189,014	—	470,841	124,665	1987	1987	20 (LI), 35 (BI)
Walnut, CA	—	340,848	228,597	—	569,445	150,774	1988	1988	20 (LI), 35 (BI)
Los Angeles, CA	—	674,283	452,223	—	1,126,506	298,274	1988	1988	20 (LI), 35 (BI)
Chatsworth, CA	—	642,475	430,890	—	1,073,365	284,208	1989	1989	20 (LI), 35 (BI)
Victorville, CA	—	505,399	338,957	—	844,356	223,573	1989	1989	20 (LI), 35 (BI)

	$—	$4,405,966	$2,954,959	$—	$7,360,925	$1,949,017

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2002:	$7,360,925	$1,609,296
Additions	—	113,241
Retirements	—	—

Balances at December 31, 2003:	7,360,925	1,722,537
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2004:	7,360,925	1,835,777
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2005:	$7,360,925	$1,949,017

The aggregate cost basis of Del Taco Restaurant Properties III real estate assets for Federal income tax purposes was $6,139,803 at December 31, 2005.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III

a California limited partnership

Del Taco, Inc.
General Partner

Date March 17, 2006	Kevin K. Moriarty

Kevin K. Moriarty
Director, Chairman and Chief
Executive Officer

Date March 17, 2006	Michael L. Annis

Michael L. Annis
Senior Vice President, Secretary and
General Counsel

Date March 17, 2006	Robert J. Terrano

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