Form 10-Q
period 2006-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2006-05-12
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$317,217	$345,363
Receivable from Del Taco LLC	90,958	91,372
Deposits	1,654	1,000

Total current assets	409,829	437,735

RESTRICTED CASH	86,017	90,585

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,500,246	3,471,936

	5,383,601	5,411,911

	$5,879,447	$5,940,231

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$77,262	$77,957
Accounts payable	29,738	11,587

Total current liabilities	107,000	89,544

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 and 47,291 units outstanding at March 31, 2006 and December 31, 2005, respectively	5,238,401	5,315,904
General partner-Del Taco LLC	(43,464)	(42,727)

	5,194,937	5,273,177

	$5,879,447	$5,940,231

     See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
RENTAL REVENUES	$258,268	$261,627

EXPENSES:
General and administrative	43,374	39,863
Depreciation	28,310	28,310

	71,684	68,173

Operating income	186,584	193,454

OTHER INCOME:
Interest	1,743	1,381
Other	750	775

Net income	$189,077	$195,610

Net income per limited partnership unit (Note 2)	$3.96	$4.09

Number of units used in computing per unit amounts	47,291	47,291

     See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$189,077	$195,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,310	28,310
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	414	(7,986)
Deposits	(654)	222
Payable to limited partners	(695)	2,935
Accounts payable	18,151	26,349

Net cash provided by operating activities	234,603	245,440

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in Restricted Cash	4,568	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of limited partnership units	(4,568)	—
Cash distributions to partners	(262,749)	(251,050)

Net cash used by financing activities	(267,317)	(251,050)

Net decrease in cash	(28,146)	(5,610)

Beginning cash balance	345,363	321,471

Ending cash balance	$317,217	$315,861

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2005 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2006, the results of operations and cash flows for the three month periods ended March 31, 2006 and 2005 have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE 2 — RESTRICTED CASH
At March 31, 2006 and 2005, the Partnership had a restricted cash balance of $86,017 and $90,585, respectively. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
MARCH 31, 2006
UNAUDITED
NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,291 in 2006 and 2005. Effective March 31, 2006, the Partnership repurchased 30 units for $4,568 in connection with the death and disability redemption fund.
Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC, formerly known as Del Taco, Inc., (Del Taco or the General Partner) and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of limited partners receive their priority return as defined in the partnership agreement. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the limited partners.
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
For the three months ended March 31, 2006, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,152,232 and unaudited net income of $146,794, as compared to $2,180,225 and $154,158, respectively, for the corresponding period in 2005. Unaudited net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
MARCH 31, 2006
UNAUDITED
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2006. The March rent receivable was collected in April 2006.
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
NOTE 6 — DISTRIBUTIONS
On April 28, 2006, a distribution to the limited partners of $232,910, or approximately $4.92 per limited partnership unit, was approved. Such distribution was paid on May 2, 2006. The General Partner also received a distribution of $2,353 with respect to its 1% partnership interest. Total cash distributions paid in January 2006 were $262,749.
NOTE 7 – PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 8 – ACQUISITION OF GENERAL PARTNER
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. The transaction was consummated on March 29, 2006 and is not expected to have any impact on the Partnership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Del Taco Restaurant Properties III (The Partnership or the Company) offered limited partnership units for sale between February 1986 and June 1987. $12 million was raised through the sale of limited partnership units and used to acquire sites and build ten restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (Del Taco or the General Partner) for offering costs incurred. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. One restaurant was sold in November 1997.
The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name and the restaurants that lease the Properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, competition, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.
The increase in accounts payable from December 31, 2005 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.
As described in Note 2 to the Notes to the Condensed Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 and $90,585 at March 31, 2006 and 2005, respectively. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2006	2005
Rancho California Plaza, Temecula, CA	$39,910	$41,585
East Vista Way, Vista, CA	21,101	22,324
Plaza at Puente Hills, Industry, CA	18,951	18,275
4th Street, Perris, CA	36,665	37,551
Foothill Blvd., Upland, CA	31,531	31,513
East Valley Blvd., Walnut, CA	15,303	15,162
Lassen Street, Chatsworth, CA	34,381	35,984
Hesperia Road, Victorville, CA	40,914	38,040
W. Sepulveda Blvd., Los Angeles, CA	19,512	21,193

Total	$258,268	$261,627

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $258,268 during the three month period ended March 31, 2006, which represents a decrease of $3,359 from 2005. The change in rental revenues between 2005 and 2006 is directly attributable to decreases in sales at the restaurants under lease due to local competitive factors.
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2006	2005
Accounting fees	71.22%	70.34%
Distribution of information to limited partners	28.78	29.66

	100.00%	100.00%

General and administrative costs increased from 2005 to 2006 primarily due to increased costs for audit fees and mailing costs, which was partially offset by decreased costs for software licensing fees
Net income decreased by $6,533 from 2005 to 2006 due to the decreases in rental revenue of $3,359 and the $3,511 increase in general and administrative expenses which was partially offset by the increase in interest and other income of $337.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2005 Form 10-K.
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
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.
(b)	Changes in internal controls:
There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c)	Asset-Backed issuers:
Not applicable.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits and Reports
     (a) Exhibits
31.1	Ronald Powell’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     (b) Reports
          None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 12, 2006	/s/ Steven L. Brake

Steven L. Brake
Treasurer

Exhibit Index

31.1	Ronald Powell’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002