Form 10-Q
period 2006-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2006-08-11
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
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

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$316,619	$345,363
Receivable from Del Taco LLC	89,955	91,372
Deposits	2,304	1,000

Total current assets	408,878	437,735

RESTRICTED CASH	86,017	90,585

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,528,556	3,471,936

	5,355,291	5,411,911

	$5,850,186	$5,940,231

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$68,040	$77,957
Accounts payable	15,545	11,587

Total current liabilities	83,585	89,544

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 and 47,291 units outstanding at June 30, 2006 and December 31, 2005, respectively	5,232,613	5,315,904
General partner-Del Taco LLC	(43,522)	(42,727)

	5,189,091	5,273,177

	$5,850,186	$5,940,231

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
RENTAL REVENUES	$267,835	$281,036	$526,103	$542,663

EXPENSES:
General and administrative	12,430	13,959	55,804	53,822
Depreciation	28,310	28,310	56,620	56,620

	40,740	42,269	112,424	110,442

Operating income	227,095	238,767	413,679	432,221

OTHER INCOME:
Interest	1,897	1,498	3,640	2,879
Other	425	475	1,175	1,250

Net income	$229,417	$240,740	$418,494	$436,350

Net income per limited partnership unit (note 3)	$4.81	$5.04	$8.76	$9.13

Number of units used in computing per unit amounts	47,261	47,291	47,276	47,291

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$418,494	$436,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,620	56,620
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	1,417	(5,836)
Deposits	(1,304)	443
Payable to limited partners	(9,917)	(2,070)
Accounts payable	3,958	(1,350)

Net cash provided by operating activities	469,268	484,157

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash	4,568	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of limited partnership units	(4,568)	—
Cash distributions to partners	(498,012)	(493,542)

Net cash used by financing activities	(502,580)	(493,542)

Net decrease in cash	(28,744)	(9,385)

Beginning cash balance	345,363	321,471

Ending cash balance	$316,619	$312,086

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2005 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2006, the results of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005 have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE 2 — RESTRICTED CASH
At June 30, 2006 and December 31, 2005, the Partnership had restricted cash balances of $86,017 and $90,585, respectively. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,276 and 47,291 in 2006 and 2005, respectively.
Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC, formerly known as Del Taco, Inc. (Del Taco or the General Partner) and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of limited partners receive their priority return as defined in the partnership agreement. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the limited partners.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
UNAUDITED
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
For the three months ended June 30, 2006, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,231,958 and unaudited net income of $87,700, as compared to $2,341,964 and $179,943, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 8).
For the six months ended June 30, 2006, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,384,190 and unaudited net income of $234,494, as compared to $4,522,189 and $334,101, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 8).
For the three and six months ended June 30, 2006, the East Valley Blvd. restaurant in Walnut, California reported unaudited net losses of $710 and $1,775 as compared to unaudited net losses of $332 and $1,544 for the corresponding periods in 2005.
For the three and six months ended June 30, 2006, the West Sepulveda Blvd. restaurant in Los Angeles, California reported an unaudited net loss of $885 and unaudited net income of $1,075 as compared to unaudited net income of $12,183 and $18,503 for the corresponding periods in 2005.
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of June 2006. The June rent was collected in July 2006.
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
NOTE 6 — DISTRIBUTIONS
On July 24, 2006, a distribution to the limited partners of $241,460, or approximately $5.11 per limited partnership unit, was approved. Such distribution was paid on July 31, 2006. The General Partner also received a distribution of $2,438 with respect to its 1% partnership interest. Total cash distributions paid in January and April 2005 were $262,749 and $235,263, respectively.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
UNAUDITED
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 8 — ACQUISITION OF GENERAL PARTNER
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. The transaction was consummated on March 29, 2006 and is not expected to have any impact on the financial position, results of operations or cash flows of the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Del Taco Restaurant Properties III (the Partnership or the Company) offered limited partnership units for sale between February 1986 and June 1987. $12 million was raised through the sale of limited partnership units and used to acquire sites and build ten restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. One restaurant was sold in November 1997.
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
As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at June 30, 2006. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2006 and 2005 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Rancho California Plaza, Rancho California, CA	$41,977	$44,095	$81,887	$85,680
East Vista Way, Vista, CA	22,161	23,894	43,262	46,218
Plaza at Puente Hills, Industry, CA	20,031	19,533	38,982	37,809
4th Street, Perris, CA	38,123	40,775	74,788	78,326
Foothill Blvd., Upland, CA	32,341	33,498	63,872	65,010
East Valley Blvd., Walnut, CA	16,176	15,469	31,479	30,631
Lassen Street, Chatsworth, CA	36,535	40,745	70,916	76,729
Hesperia Road, Victorville, CA	40,707	40,803	81,621	78,843
W. Sepulveda Blvd., Los Angeles, CA	19,784	22,224	39,296	43,417

Total	$267,835	$281,036	$526,103	$542,663

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $267,835 during the three month period ended June 30, 2006, which represents a decrease of $13,201 from the corresponding period in 2005. The Partnership earned rental revenue of $526,103 during the six month period ended June 30, 2006, which represents a decrease of $16,560 from the corresponding period in 2005. The decreases in rental revenues are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Accounting fees	48.45%	41.38%	70.53%	70.92%
Distribution of information to limited partners	51.55%	58.62%	29.47%	29.08%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2006 decreased from the corresponding period in the previous year due to decreased printing and distribution of information costs, partially offset by increased audit fees. General and administrative costs for the six month period ended June 30, 2006 increased from the corresponding period in the previous year due to increased audit fees and costs for printing and distribution of information, partially offset by decreased software licensing costs.
For the three month period ended June 30, 2006, net income decreased by $11,323 from 2005 to 2006 primarily due to the decrease in revenues of $13,201 which was partially offset by the increase in interest and other income of $349 and the decrease in general and administrative expenses of $1,529. For the six month period ended June 30, 2006, net income decreased by $17,856 from 2005 to 2006 primarily due to the decrease in revenues of $16,560 and the increase in general and administrative expenses of $1,982, partially offset by the increase in interest and other income of $686.
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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 11, 2006	/s/ Steven L. Brake Steven L. Brake
Treasurer

Exhibit Index

Exhibits	Description
31.1	Ronald Powell’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002