Form 10-Q
period 2006-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2006-11-13
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$331,870	$345,363
Receivable from Del Taco LLC	85,767	91,372
Deposits	2,088	1,000

Total current assets	419,725	437,735

RESTRICTED CASH	86,017	90,585

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,556,866	3,471,936

	5,326,981	5,411,911

	$5,832,723	$5,940,231

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$70,005	$77,957
Accounts payable	11,447	11,587

Total current liabilities	81,452	89,544

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 and 47,291 units outstanding at September 30, 2006 and December 31, 2005, respectively	5,217,436	5,315,904
General partner-Del Taco LLC	(43,675)	(42,727)

	5,173,761	5,273,177

	$5,832,723	$5,940,231

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
RENTAL REVENUES	$266,032	$281,839	$792,134	$824,501

EXPENSES:
General and administrative	12,586	10,491	68,390	64,313
Depreciation	28,310	28,310	84,930	84,930

	40,896	38,801	153,320	149,243

Operating income	225,136	243,038	638,814	675,258

OTHER INCOME:
Interest	2,383	1,352	6,024	4,232
Other	1,050	425	2,225	1,675

Net income	$228,569	$244,815	$647,063	$681,165

Net income per limited partnership unit (note 3)	$4.79	$5.13	$13.55	$14.26

Number of units used in computing per unit amounts	47,261	47,291	47,271	47,291

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$647,063	$681,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,930	84,930
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	5,605	(3,715)
Deposits	(1,088)	664
Payable to limited partners	(7,952)	6,188
Accounts payable	(140)	(5,075)

Net cash provided by operating activities	728,418	764,157

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash	4,568	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of limited partnership units	(4,568)	—
Cash distributions to partners	(741,911)	(737,266)

Net cash used by financing activities	(746,479)	(737,266)

Net increase (decrease) in cash	(13,493)	26,891

Beginning cash balance	345,363	321,471

Ending cash balance	$331,870	$348,362

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2005 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2006, the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005 have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE 2 — RESTRICTED CASH
At September 30, 2006 and December 31, 2005, the Partnership had restricted cash balances of $86,017 and $90,585, respectively. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,271 and 47,291 in 2006 and 2005, respectively.
Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC (Del Taco or the General Partner), formerly known as Del Taco, Inc., and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of limited partners receive their priority return as defined in the partnership agreement. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the limited partners.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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
For the three months ended September 30, 2006, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,216,929 and unaudited net income of $50,018, as compared to $2,348,656 and $177,873, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 8).
For the nine months ended September 30, 2006, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $6,601,119 and unaudited net income of $284,512, as compared to $6,870,845 and $511,974, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 8).

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2006. The September rent was collected in October 2006.
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
NOTE 6 — DISTRIBUTIONS
On October 24, 2006, a distribution to the limited partners of $254,630, or approximately $5.39 per limited partnership unit, was approved. Such distribution was paid on October 31, 2006. The General Partner also received a distribution of $2,572 with respect to its 1% partnership interest. Total cash distributions paid in January, April and July 2006 were $262,749, $235,263 and $243,899, respectively.
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 8 — CONCENTRATION OF RISK
The 9 restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2006 and 2005. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
NOTE 9 — ACQUISITION OF GENERAL PARTNER
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
Del Taco Restaurant Properties III (the Partnership or the Company) offered limited partnership units for sale between February 1986 and June 1987. In total, $12 million was raised through the sale of limited partnership units and used to acquire sites, build ten restaurants, pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. One restaurant was sold in November 1997.
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
As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund with a remaining balance totaling $86,017 at September 30, 2006. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rancho California Plaza, Rancho California, CA	$43,276	$44,197	$125,163	$129,876
East Vista Way, Vista, CA	22,803	23,355	66,064	69,572
Plaza at Puente Hills, Industry, CA	19,615	21,290	58,597	59,099
4th Street, Perris, CA	37,019	40,492	111,807	118,818
Foothill Blvd., Upland, CA	33,251	32,456	97,123	97,467
East Valley Blvd., Walnut, CA	16,917	15,167	48,397	45,798
Lassen Street, Chatsworth, CA	36,437	41,365	107,354	118,095
Hesperia Road, Victorville, CA	35,932	41,765	117,552	120,607
W. Sepulveda Blvd., Los Angeles, CA	20,782	21,752	60,077	65,169

Total	$266,032	$281,839	$792,134	$824,501

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $266,032 during the three month period ended September 30, 2006, which represents a decrease of $15,807 from the corresponding period in 2005. The Partnership earned rental revenue of $792,134 during the nine month period ended September 30, 2006, which represents a decrease of $32,367 from the corresponding period in 2005. The decreases in rental revenues are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Accounting fees	44.85%	57.92%	65.80%	68.80%
Distribution of information to Limited Partners	35.29%	42.08%	30.54%	31.20%
Independent Appraisals	19.86%	0.00%	3.66%	0.00%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2006 increased from the corresponding period in the previous year due to the cost of an independent appraisal on one of the leased properties in 2006 and increased distribution costs, partially offset by decreased auditing and printing costs.
General and administrative costs for the nine month period ended September 30, 2006 increased from the corresponding period in the previous year due to the cost of an independent appraisal on one of the leased properties in 2006 and increased auditing and distribution costs, partially offset by decreased printing costs and software licensing fees.
For the three month period ended September 30, 2006, net income decreased by $16,246 from 2005 to 2006 due to the decrease in revenues of $15,807 and the increase in general and administrative expenses of $2,095, partially offset by the increase in interest and other income of $1,656. For the nine month period ended September 30, 2006, net income decreased by $34,102 from 2005 to 2006 due to a decrease in revenues of $32,367 and the increase in general and administrative expenses of $4,077, partially offset by the increase in interest and other income of $2,342.
Recent Accounting Pronouncements
None.
Off-Balance Sheet Arrangements
None.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
None.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures:
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the President and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.
(b) Changes in internal controls:
There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c) Asset-Backed issuers:
Not applicable.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits and Reports
     (a) Exhibits
31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     (b) Reports
          None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant Del Taco LLC General Partner
Date: November 13, 2006	/s/ Steven L. Brake
Steven L. Brake
Treasurer

Exhibit Index

Exhibits	Description
31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002