Form 10-K
period 2006-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2007-03-23
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

PART I
Item 1. Business
Del Taco Restaurant Properties III (the Partnership) is a publicly-held limited Partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco LLC, a California limited liability company (Del Taco or the General Partner). The Partnership sold 48,000 units totaling $12 million through an offering of limited partnership units from February 1986 through June 1987. The term of the partnership agreement is until December 31, 2025, unless terminated earlier by means provided in the partnership agreement.
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. As of December 31, 2006, the Partnership had a total of nine properties leased to Del Taco.
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
See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

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
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
The Partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,249 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Notes 6 and 8 to the Notes to the Financial Statements contained under Item 8.
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data – (Continued)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Rental revenues	$1,051,407	$1,097,579	$1,058,765	$963,185	$880,979
General and administrative expense	80,994	76,608	80,793	75,627	60,889
Depreciation expense	113,240	113,240	113,240	113,241	113,241
Interest and other income	14,217	8,027	6,056	5,481	6,742
Net income	871,390	915,758	870,788	779,798	713,591
Net income per limited partnership unit	18.25	19.17	18.23	16.32	14.93
Cash distributions per limited partnership unit	20.93	21.12	20.63	17.77	16.89
Total assets	5,808,219	5,940,231	6,027,167	6,120,754	6,188,280
Long-term obligations	577,510	577,510	577,510	577,510	577,510

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)
Liquidity and Capital Resources – (Continued)
As described in note 6 to the Notes to the Financial Statements contained under Item 8, the Partnership has a death and disability redemption fund totaling $86,017 at December 31, 2006. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
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
Off Balance Sheet Arrangements and Contractual Obligations
None.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2006	2005	2004
Rancho California Plaza, Rancho California, CA	$168,025	$174,136	$170,619
East Vista Way, Vista, CA	88,636	91,999	92,427
Plaza at Puente Hills, Industry, CA	78,322	78,765	70,915
4th Street, Perris, CA	146,059	157,734	158,927
Foothill Blvd., Upland, CA	129,572	129,857	122,081
East Valley Blvd., Walnut, CA	65,133	61,122	65,018
Lassen Street, Chatsworth, CA	142,735	155,086	146,559
Hesperia Road, Victorville, CA	153,014	162,898	147,447
W. Sepulveda Blvd., Los Angeles, CA	79,911	85,982	84,772

Total	$1,051,407	$1,097,579	$1,058,765

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations – (Continued)
The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $1,051,407 during the year ended December 31, 2006, which represents a decrease of $46,172 from 2005. The decrease in rental revenues was caused by a decrease in sales at the restaurants under lease due to local competitive and industry factors.
The Partnership earned rental revenues of $1,097,579 during the year ended December 31, 2005, which represents an increase of $38,814 from 2004. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2006	2005	2004
Accounting fees	54.86%	54.49%	47.28%
Distribution of information to limited partners	40.54	43.98	43.44
Independent appraisals	3.25	—	7.91
Other	1.35	1.53	1.37

	100.00	100.00	100.00

General and administrative costs increased by $4,386 from 2005 to 2006. The increase was caused primarily by the cost of an independent appraisal on a leased property in 2006 and increased costs for annual audit fees.
General and administrative costs decreased by $4,185 from 2004 to 2005. The decrease was caused primarily by the cost of independent appraisals on two of the leased properties in 2004, partially offset by increased costs for annual audit, software licensing and accounting fees.
Depreciation expense was the same in 2006, 2005, and 2004.
Net income decreased by $44,368 from 2005 to 2006 primarily due to the decrease in revenues of $46,172 and the increase in general and administrative expenses of $4,386, partially offset by the increase in other income of $6,190.
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
None.

Item 8. Financial Statements
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Restaurant Properties III:
We have audited the accompanying balance sheets of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2006 and 2005, and the related statements of income, partners’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the 2006 and 2005 information in the accompanying financial statement schedule listed in item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2006 and 2005 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
February 14, 2007

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Restaurant Properties III:
We have audited the accompanying statements of income, partners’ equity and cash flows of Del Taco Restaurant Properties III for the year ended December 31, 2004. In connection with our audit of the financial statements, we have also audited the 2004 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Del Taco Restaurant Properties III for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the 2004 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Costa Mesa, California
March 4, 2005

DEL TACO RESTAURANT PROPERTIES III
BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash	$335,050	$345,363
Receivable from Del Taco LLC	86,610	91,372
Deposits	1,871	1,000

Total current assets	423,531	437,735

RESTRICTED CASH	86,017	90,585

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,585,176	3,471,936

	5,298,671	5,411,911

	$5,808,219	$5,940,231

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$73,346	$77,957
Accounts payable	16,478	11,587

Total current liabilities	89,824	89,544

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 and 47,291 units outstanding at December 31, 2006 and 2005	5,184,889	5,315,904
General partner-Del Taco LLC	(44,004)	(42,727)

	5,140,885	5,273,177

	$5,808,219	$5,940,231

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
RENTAL REVENUES	$1,051,407	$1,097,579	$1,058,765

EXPENSES:
General and administrative	80,994	76,608	80,793
Depreciation	113,240	113,240	113,240

	194,234	189,848	194,033

Operating income	857,173	907,731	864,732

OTHER INCOME:
Interest	8,167	5,677	3,880
Other	6,050	2,350	2,176

Net income	$871,390	$915,758	$870,788

Net income per limited partnership unit (note 2)	$18.25	$19.17	$18.23

Number of limited partnership units used in computing per unit amounts	47,269	47,291	47,291

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2006, 2005, and 2004

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2003	47,291	$5,521,960	$(40,647)	$5,481,313
Net Income	—	862,080	8,708	870,788
Cash Distributions	—	(975,782)	(9,856)	(985,638)

Balance, December 31, 2004	47,291	5,408,258	(41,795)	5,366,463
Net Income	—	906,600	9,158	915,758
Cash Distributions	—	(998,954)	(10,090)	(1,009,044)

Balance, December 31, 2005	47,291	5,315,904	(42,727)	5,273,177
Net Income	—	862,676	8,714	871,390
Redemption of Units	(30)	(4,568)	—	(4,568)
Cash Distributions	—	(989,123)	(9,991)	(999,114)

Balance, December 31, 2006	47,261	$5,184,889	$(44,004)	$5,140,885

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$871,390	$915,758	$870,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,240	113,240	113,240
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	4,762	(3,297)	1,274
Deposits	(871)	885	(576)
Payable to limited partners	(4,611)	12,206	10,871
Accounts payable	4,891	(5,856)	10,392

Net cash provided by operating activities	988,801	1,032,936	1,005,989

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash	4,568	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(999,114)	(1,009,044)	(985,638)
Redemption of limited partnership units	(4,568)	—	—

Net cash used by financing activities	(1,003,682)	(1,009,044)	(985,638)

Net (decrease) increase in cash	(10,313)	23,892	20,351

Beginning cash balance	345,363	321,471	301,120

Ending cash balance	$335,050	$345,363	$321,471

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Partnership: Del Taco Restaurant Properties III, a California limited partnership, (the Partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (General Partner or Del Taco) for operation under the Del Taco trade name. As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 2006, Del Taco Restaurant Properties III had nine properties in operation. The term of the partnership agreement is until December 31, 2025 unless terminated earlier by means provided in the partnership agreement.
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

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
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
Net Income Per Limited Partnership Unit: The net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average units outstanding during the periods presented which amounted to 47,269, 47,291 and 47,291 in 2006, 2005 and 2004, respectively.
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
Concentration of Risk: The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2006. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At December 31, 2006 and 2005, the Partnership had approximately $441,000 and $473,000, respectively, on deposit at one financial institution.
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
NOTE 3 — OBLIGATION TO GENERAL PARTNER
Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction and improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2006, 2005, and 2004.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2021 to 2024. There is no minimum rental under any of the leases. The Partnership had a total of nine properties leased to Del Taco as of December 31, 2006.
The nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $8,761,725, $9,146,494, and $8,823,039 and unaudited net income of $330,515, $665,9174, and $694,290 for the years ended December 31, 2006, 2005, and 2004, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior years primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 11).
NOTE 5 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2006 and 2005. The rent receivable was collected in January 2007 and 2006, respectively.
The General Partner received $9,991, $10,090 and $9,856 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2006, 2005 and 2004, respectively.
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
NOTE 6 — RESTRICTED CASH
At December 31, 2006 and 2005 the Partnership had a restricted cash balance of $86,017 and $90,585, respectively. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. During 2006 thirty limited partnership units were redeemed pursuant to the death and disability redemption fund.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 7 — INCOME TAXES (UNAUDITED)
The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnerships assets and liabilities.
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2006	2005	2004
Net income per financial statements	$871,390	$915,758	$870,788
Excess book depreciation	26,816	25,773	24,677

Taxable income	$898,206	$941,531	$895,465

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2006, is as follows (unaudited):

Partners’ equity per financial statements	$5,140,885
Issue costs of limited partnership units capitalized for tax purposes	1,741,676
Difference in book vs. tax depreciation	578,678
Other	(107,837)

Partners’ equity for tax purposes	$7,353,402

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 8 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2006 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2003	$5.06	47,291	47,291
March 31, 2004	4.71	47,291	47,291
June 30, 2005	5.21	47,291	47,291
September 30, 2004	5.65	47,291	47,291

Total paid in 2004	$20.63

December 31, 2004	$5.25	47,291	47,291
March 31, 2005	5.07	47,291	47,291
June 30, 2005	5.10	47,291	47,291
September 30, 2005	5.70	47,291	47,291

Total paid in 2005	$21.12

December 31, 2005	$5.50	47,291	47,291
March 31, 2006	4.93	47,261	47,261
June 30, 2006	5.11	47,276	47,261
September 30, 2006	5.39	47,271	47,261

Total paid in 2006	$20.93

Cash distributions per limited partnership unit were calculated based upon the weighted average and cash flow statement units outstanding for each quarter and were paid from operations. Distributions declared in the quarter ended December 31, 2006 amounted to $5.38 per limited partnership unit and were paid in January 2007.
NOTE 9 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2006
Rental revenues	$258,268	$267,835	$266,032	$259,272
Net income	189,077	229,417	228,569	224,327
Net income per limited partnership unit	3.96	4.81	4.79	4.69

Year ended December 31, 2005
Rental revenues	$261,627	$281,036	$281,839	$273,077
Net income	195,610	240,740	244,815	234,593
Net income per limited partnership unit	4.09	5.04	5.13	4.91

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 10 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 11 — ACQUISITION OF GENERAL PARTNER
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Brands, Inc. The transaction was consummated on March 29, 2006 and did not have an impact on the financial position, results of operations or cash flows of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Refer to Form 8-K dated November 30, 2006.
Item 9A. Controls and Procedures
 (a) Evaluation of disclosure controls and procedures:
As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Treasurer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in our periodic Securities and Exchange Commission filings.
 (b) Changes in internal controls:
There were no significant changes in the Partnership’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
 None.
PART III
Item 10. Directors and Executive Officers
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Shirlene Lopez	President	42
C. Ronald Petty	President of Development	62
James D. Stoops	Executive Vice President, Operations	54
Janet D. Erickson	Executive Vice President, Purchasing	50
Steven L. Brake	Treasurer	34
Del Taco’s term as general partner will continue indefinitely, subject to the right of a majority in interest of the limited partners to remove and replace it. The above referenced officers of the General Partner will hold office until their resignation or the election or appointment of their successor.
(c) None
(d) No family relationship exists between any such officer of the General Partner.
(e)	The following is an account of the business experience during the past five years of each such officer:

Item 10. Directors and Executive Officers of the Partnership’s General Partner – (Continued)
Shirlene Lopez, President of Del Taco LLC. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager. In 1994, she was promoted to Executive Project Manager reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design and in 1997, to Vice President, Corporate Development & Design. In February 2002 Ms. Lopez was promoted to Executive Vice President, Operations Services and was promoted to President in October 2006.
C. Ronald Petty, President of Development of Del Taco LLC. Mr. Petty began his career in the restaurant business in 1973 with McDonald’s Corporation. He was employed by McDonald’s in a real estate capacity until 1978. For the next 12 years, Mr. Petty was in various officer positions with Burger King. These positions included Vice President of Real Estate, Sr. Vice President of Development, Region Vice President, Sr. Vice President European Operations, President of International and President of U.S. Mr. Petty served as President of Miami Subs from 1990-1992; President and CEO of Denny’s 1993-1996; President and CEO of Peter Piper Pizza 1996-1998; President of Del Taco December 1998 until March 2006 and President of Development since March 2006.
James D. Stoops, Executive Vice President, Operations of Del Taco LLC. From 1968 to 1991, Mr. Stoops served in a wide variety of operations positions with Burger King Corporation with increasing levels of responsibility. In 1985, Mr. Stoops was appointed Region Vice President/General Manager for the New York region and served in that position until October of 1990. In January of 1991, he joined Del Taco LLC in his current post.
Janet D. Erickson, Executive Vice President, Purchasing of Del Taco LLC. From 1979 to 1986, Ms. Erickson was with Denny’s Incorporated. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Erickson was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco LLC. Ms. Erickson has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.
Steven L. Brake, Treasurer of Del Taco LLC. Mr. Brake has been Treasurer since March 2006 and previously served as the Corporate Controller of Del Taco LLC from September 2003 to March of 2006. From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments. Mr. Brake is a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.
Code of Ethics
The Partnership has no executive officers or any fulltime employees and, accordingly, has not adopted a code of ethics.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.
Item 13. Certain Relationships and Related Transactions
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2006, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $8,714 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $9,991 in distributions relating to its one percent interest in the Partnership.
(b)	During 2006, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2006 for any amount.

(d)	Not applicable.

Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner), principal auditor since the quarter ended September 30, 2005, and KPMG LLP who was the principal auditor through the quarter ended June 30, 2005.

	Squar Milner		KPMG LLP
	2006	2005	2005
Audit Fees	$14,580	$1,080	$12,131
Audit-Related Fees	0	0	0
Tax Fees	0	0	11,250
All Other Fees	0	0	0

Total	$14,580	$1,080	$23,381

The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV
Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP
Report of Independent Registered Public Accounting Firm – KPMG LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

During the three months ended December 31, 2006, the following report on Form 8-K was filed:

Form 8-K dated November 30, 2006 was filed regarding the merger of Squar, Milner, Miranda & Williamson, LLP with Peterson & Co. LLP. The name of the post-merger firm is Squar, Milner, Peterson, Miranda & Williamson, LLP.

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES III — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Building &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Rancho California, CA	$—	$384,400	$257,807	$—	$642,207	179,926	1986	1986	20 (LI), 35 (BI)
Vista, CA	—	512,130	343,471	—	855,601	239,704	1987	1987	20 (LI), 35 (BI)
Industry, CA	—	627,082	420,566	—	1,047,648	293,512	1987	1987	20 (LI), 35 (BI)
Perris, CA	—	437,522	293,434	—	730,956	204,786	1987	1987	20 (LI), 35 (BI)
Upland, CA	—	281,827	189,014	—	470,841	131,908	1987	1987	20 (LI), 35 (BI)
Walnut, CA	—	340,848	228,597	—	569,445	159,534	1988	1988	20 (LI), 35 (BI)
Los Angeles, CA	—	674,283	452,223	—	1,126,506	315,604	1988	1988	20 (LI), 35 (BI)
Chatsworth, CA	—	642,475	430,890	—	1,073,365	300,721	1989	1989	20 (LI), 35 (BI)
Victorville, CA	—	505,399	338,957	—	844,356	236,563	1989	1989	20 (LI), 35 (BI)

	$—	$4,405,966	$2,954,959	$—	$7,360,925	$2,062,257

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2003:	$7,360,925	$1,722,537
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2004:	7,360,925	1,835,777
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2005:	7,360,925	1,949,017
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2006:	$7,360,925	$2,062,257

The aggregate cost basis of Del Taco Restaurant Properties III real estate assets for Federal income tax purposes was $6,139,803 at December 31, 2006.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III a California limited partnership Del Taco LLC General Partner

Date March 23, 2007	Shirlene Lopez
Shirlene Lopez
President

Date March 23, 2007	C. Ronald Petty
C. Ronald Petty
President of Development

Date March 23, 2007	Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002