Form 10-Q
period 2007-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2007-05-14
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$313,408	$335,050
Receivable from Del Taco LLC	89,206	86,610
Deposits	2,591	1,871

Total current assets	405,205	423,531

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,613,486	3,585,176

	5,270,361	5,298,671

	$5,761,583	$5,808,219

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$77,380	$73,346
Accounts payable	40,188	16,478

Total current liabilities	117,568	89,824

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at March 31, 2007 and December 31, 2006	5,111,253	5,184,889
General partner-Del Taco LLC	(44,748)	(44,004)

	5,066,505	5,140,885

	$5,761,583	$5,808,219

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
RENTAL REVENUES	$250,360	$258,268

EXPENSES:
General and administrative	42,002	43,374
Depreciation	28,310	28,310

	70,312	71,684

Operating income	180,048	186,584

OTHER INCOME:
Interest	2,063	1,743
Other	550	750

Net income	$182,661	$189,077

Net income per limited partnership unit (Note 3)	$3.83	$3.96

Number of units used in computing per unit amounts	47,261	47,291

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$182,661	$189,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,310	28,310
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,596)	414
Deposits	(720)	(654)
Payable to limited partners	4,034	(695)
Accounts payable	23,710	18,151

Net cash provided by operating activities	235,399	234,603

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash	—	4,568

CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of limited partnership units	—	(4,568)
Cash distributions to partners	(257,041)	(262,749)

Net cash used by financing activities	(257,041)	(267,317)

Net decrease in cash	(21,642)	(28,146)

Beginning cash balance	335,050	345,363

Ending cash balance	$313,408	$317,217

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2006 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2007, the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006 have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
NOTE 2 — RESTRICTED CASH
At March 31, 2007 and 2006, the Partnership had a restricted cash balance of $86,017. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2007
UNAUDITED
NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 and 47,291 in 2007 and 2006, respectively. Effective March 31, 2006, the Partnership repurchased 30 units for $4,568 in connection with the death and disability redemption fund.
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
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2021 to 2024. There is no minimum rental payment required under any of the leases.
For the three months ended March 31, 2007, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,086,330 and net income of $12,792, as compared to $2,152,232 and $146,794, respectively, for the corresponding period in 2006. Del Taco net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 9).

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2007
UNAUDITED
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2007. The March rent receivable was collected in April 2007.
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
NOTE 6 — DISTRIBUTIONS
On April 27, 2007, a distribution to the limited partners of $229,163, or approximately $4.85 per limited partnership unit, was approved. Such distribution was paid on May 3, 2007. The General Partner also received a distribution of $2,315 with respect to its 1% partnership interest. Total cash distributions paid in January 2007 were $257,041.
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 8 — CONCENTRATION OF RISK
The 9 restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2007 and 2006. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
NOTE 9— ACQUISITION OF GENERAL PARTNER
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
The increase in accounts payable from December 31, 2006 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.
As described in Note 2 to the Notes to the Condensed Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at March 31, 2007 and 2006, respectively. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2007	2006
Rancho California Plaza, Temecula, CA	$38,898	$39,910
East Vista Way, Vista, CA	21,009	21,101
Plaza at Puente Hills, Industry, CA	19,533	18,951
4th Street, Perris, CA	34,140	36,665
Foothill Blvd., Upland, CA	31,550	31,531
East Valley Blvd., Walnut, CA	18,045	15,303
Lassen Street, Chatsworth, CA	34,886	34,381
Hesperia Road, Victorville, CA	33,654	40,914
W. Sepulveda Blvd., Los Angeles, CA	18,645	19,512

Total	$250,360	$258,268

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $250,360 during the three month period ended March 31, 2007, which represents a decrease of $7,908 from 2006. The change in rental revenues between 2006 and 2007 is directly attributable to decreases in sales at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2007	2006
Accounting fees	77.29%	71.22%
Distribution of information to limited partners	22.71	28.78

	100.00%	100.00%

General and administrative costs decreased from 2006 to 2007 primarily due to decreased costs for printing costs, which was partially offset by increased costs for accounting fees related to certain statutory filing requirements.
Net income decreased by $6,416 from 2006 to 2007 due to the decreases in rental revenue of $7,908 which was partially offset by the $1,372 decrease in general and administrative expenses and the increase in interest and other income of $120.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2006 Form 10-K.
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

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant Del Taco LLC General Partner
Date: May 14, 2007	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002