Form 10-Q
period 2007-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2007-08-13
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$296,305	$335,050
Receivable from Del Taco LLC	87,741	86,610
Deposits	1,654	1,871

Total current assets	385,700	423,531

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,641,796	3,585,176

	5,242,051	5,298,671

	$5,713,768	$5,808,219

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$67,901	$73,346
Accounts payable	10,572	16,478

Total current liabilities	78,473	89,824

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at June 30, 2007 and December 31, 2006	5,102,620	5,184,889
General partner-Del Taco LLC	(44,835)	(44,004)

	5,057,785	5,140,885

	$5,713,768	$5,808,219

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

RENTAL REVENUES	$262,074	$267,835	$512,433	$526,103

EXPENSES:
General and administrative	13,782	12,430	55,784	55,804
Depreciation	28,310	28,310	56,620	56,620

	42,092	40,740	112,404	112,424

Operating income	219,982	227,095	400,029	413,679

OTHER INCOME:
Interest	2,126	1,897	4,190	3,640
Other	650	425	1,200	1,175

Net income	$222,758	$229,417	$405,419	$418,494

Net income per limited partnership unit (note 3)	$4.67	$4.81	$8.49	$8.76

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,276

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$405,419	$418,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,620	56,620
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,131)	1,417
Deposits	217	(1,304)
Payable to limited partners	(5,445)	(9,917)
Accounts payable	(5,906)	3,958

Net cash provided by operating activities	449,774	469,268

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash	—	4,568

CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of limited partnership units	—	(4,568)
Cash distributions to partners	(488,519)	(498,012)

Net cash used by financing activities	(488,519)	(502,580)

Net decrease in cash	(38,745)	(28,744)

Beginning cash balance	335,050	345,363

Ending cash balance	$296,305	$316,619

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2006 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2007, the results of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006 have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
NOTE 2 — RESTRICTED CASH
At June 30, 2007 and December 31, 2006, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 during the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007, and 47,276 during the six months ended June 30, 2006.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
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
For the three months ended June 30, 2007, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,183,947 and unaudited net income of $4,434, as compared to $2,231,958 and $87,700, respectively, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.
For the six months ended June 30, 2007, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,270,277 and unaudited net income of $17,226, as compared to $4,384,190 and $234,494, respectively, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 9).
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2007. The June rent was collected in July 2007.
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
NOTE 6 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2007 were $257,041 and $231,478, respectively. On July 23, 2007, a distribution to the limited partners of $221,460, or approximately $4.69 per limited partnership unit, was declared. Such distribution was paid on July 30, 2007. The General Partner also received a distribution of $2,237 with respect to its 1% partnership interest.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
UNAUDITED
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 8 — CONCENTRATION OF RISK
The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2007 and 2006. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
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
As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at June 30, 2007. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2007 and 2006 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Rancho California Plaza, Rancho California, CA	$40,893	$41,977	$79,790	$81,887

East Vista Way, Vista, CA	21,814	22,161	42,823	43,262

Plaza at Puente Hills, Industry, CA	20,528	20,031	40,061	38,982

4th Street, Perris, CA	36,674	38,123	70,813	74,788

Foothill Blvd., Upland, CA	31,618	32,341	63,167	63,872

East Valley Blvd., Walnut, CA	18,960	16,176	37,005	31,479

Lassen Street, Chatsworth, CA	36,134	36,535	71,021	70,916

Hesperia Road, Victorville, CA	35,929	40,707	69,584	81,621

W. Sepulveda Blvd., Los Angeles, CA	19,524	19,784	38,169	39,296

Total	$262,074	$267,835	$512,433	$526,103

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $262,074 during the three month period ended June 30, 2007, which represents a decrease of $5,761 from the corresponding period in 2006. The Partnership earned rental revenue of $512,433 during the six month period ended June 30, 2007, which represents a decrease of $13,670 from the corresponding period in 2006. The decreases in rental revenues are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Accounting fees	46.38%	48.45%	74.19%	70.53%
Distribution of information to limited partners	53.62%	51.55%	25.81%	29.47%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2007 increased from the corresponding period in the previous year due to increased costs for accounting fees related to certain statutory filing requirements and increased printing costs. General and administrative costs for the six month period ended June 30, 2007 were essentially the same as the corresponding period in 2006 due to increased costs for accounting fees related to certain statutory filing requirements offset by reduced printing and distribution of information costs.
For the three month period ended June 30, 2007, net income decreased by $6,659 from 2006 to 2007 primarily due to the decrease in revenues of $5,761 and the increase in general and administrative expenses of $1,352 which was partially offset by the increase in interest and other income of $454. For the six month period ended June 30, 2007, net income decreased by $13,075 from 2006 to 2007 primarily due to the decrease in revenues of $13,670, partially offset by the increase in interest and other income of $575 and the decrease in general and administrative expenses of $20.
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

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 13, 2007	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002