Form 10-Q
period 2007-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2007-11-14
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$333,242	$335,050
Receivable from Del Taco LLC	86,529	86,610
Deposits	1,654	1,871

Total current assets	421,425	423,531

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,670,106	3,585,176

	5,213,741	5,298,671

	$5,721,183	$5,808,219

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$61,850	$73,346
Accounts payable	16,397	16,478

Total current liabilities	78,247	89,824

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at September 30, 2007 and December 31, 2006	5,110,185	5,184,889
General partner-Del Taco LLC	(44,759)	(44,004)

	5,065,426	5,140,885

	$5,721,183	$5,808,219

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
RENTAL REVENUES	$269,627	$266,032	$782,060	$792,134

EXPENSES:
General and administrative	12,473	12,586	68,258	68,390
Depreciation	28,310	28,310	84,930	84,930

	40,783	40,896	153,188	153,320

Operating income	228,844	225,136	628,872	638,814

OTHER INCOME:
Interest	2,094	2,383	6,285	6,024
Other	400	1,050	1,600	2,225

Net income	$231,338	$228,569	$636,757	$647,063

Net income per limited partnership unit (note 3)	$4.85	$4.79	$13.34	$13.55

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,271

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$636,757	$647,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,930	84,930
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	81	5,605
Deposits	217	(1,088)
Payable to limited partners	(11,496)	(7,952)
Accounts payable	(81)	(140)

Net cash provided by operating activities	710,408	728,418

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash	—	4,568

CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of limited partnership units	—	(4,568)
Cash distributions to partners	(712,216)	(741,911)

Net cash used by financing activities	(712,216)	(746,479)

Net decrease in cash	(1,808)	(13,493)

Beginning cash balance	335,050	345,363

Ending cash balance	$333,242	$331,870

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2006 for Del Taco Restaurant Properties III (the Partnership or the Company). Amounts related to disclosure of December 31, 2006 balances within these interim financial statements were derived from the audited 2006 financial statements and notes thereto included in the 2006 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership’s financial position at September 30, 2007, the results of operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006 have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
NOTE 2 — RESTRICTED CASH
At September 30, 2007 and December 31, 2006, the Partnership had restricted cash balances of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 during the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 47,271 during the nine months ended September 30, 2006.
Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC, formerly known as Del Taco, Inc. (Del Taco or the General Partner), and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs, and until each class of limited partners receive their priority return as defined in the partnership agreement. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the limited partners.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
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
For the three months ended September 30, 2007, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,246,891 and unaudited net income of $11,918, as compared to $2,216,929 and $50,018, respectively, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.
For the nine months ended September 30, 2007, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $6,517,169 and unaudited net income of $29,144, as compared to $6,601,119 and $284,512, respectively, for the corresponding period in 2006. Net income or loss or each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 9).
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2007. The September rent was collected in October 2007.
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

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
UNAUDITED
NOTE 6 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2007 were $257,041, $231,478 and $223,697, respectively. On October 29, 2007, a distribution to the limited partners of $264,074, or approximately $5.59 per limited partnership unit, was declared. Such distribution was paid on October 31, 2007. The General Partner also received a distribution of $2,667 with respect to its 1% partnership interest.
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The reduction in payable to limited partners from December 31, 2006 to September 30, 2007 is primarily due to reissuing outstanding distribution checks to limited partners who were located in connection with the Partnership’s review of unclaimed property.
NOTE 8 — CONCENTRATION OF RISK
The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2007 and 2006.  Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
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
Del Taco Restaurant Properties III (the Partnership or the Company) offered limited partnership units for sale between February 1986 and June 1987. $12 million was raised through the sale of limited partnership units and used to acquire sites and build ten restaurants, and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. One restaurant was sold in November 1997.
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
As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund with a remaining balance totaling $86,017 at September 30, 2007. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Rancho California Plaza, Rancho California, CA	$43,265	$43,276	$123,055	$125,163
East Vista Way, Vista, CA	23,545	22,803	66,368	66,064
Plaza at Puente Hills, Industry, CA	21,174	19,615	61,235	58,597
4th Street, Perris, CA	35,713	37,019	106,526	111,807
Foothill Blvd., Upland, CA	33,357	33,251	96,524	97,123
East Valley Blvd., Walnut, CA	19,796	16,917	56,801	48,397
Lassen Street, Chatsworth, CA	38,300	36,437	109,321	107,354
Hesperia Road, Victorville, CA	34,876	35,932	104,460	117,552
W. Sepulveda Blvd., Los Angeles, CA	19,601	20,782	57,770	60,077

Total	$269,627	$266,032	$782,060	$792,134

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $269,627 during the three month period ended September 30, 2007, which represents an increase of $3,595 from the corresponding period in 2006. The Partnership earned rental revenue of $782,060 during the nine month period ended September 30, 2007, which represents a decrease of $10,074 from the corresponding period in 2006. The changes in rental revenues are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Accounting fees	48.94%	44.85%	69.58%	65.80%
Distribution of information to limited partners	51.06%	35.29%	30.42%	30.54%
Independent Appraisals	0.00%	19.86%	0.00%	3.66%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and nine month periods ended September 30, 2007 decreased from the corresponding period in the previous year due to the cost of an independent appraisal in the previous year not occurring in the current year, partially offset by increases in accounting fees and printing costs.
For the three month period ended September 30, 2007, net income increased by $2,769 from 2006 to 2007 due to the increase in revenues of $3,595 and the decrease in general and administrative expenses of $113, partially offset by the decrease in interest and other income of $939. For the nine month period ended September 30, 2007, net income decreased by $10,306 from 2006 to 2007 due to a decrease in revenues of $10,074 and the decrease in interest and other income of $364, partially offset by the decrease in general and administrative expenses of $132.
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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 14, 2007	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibits	Description

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002