Form 10-K
period 2007-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2008-03-10
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐ Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. As of December 31, 2007, the Partnership had a total of nine properties leased to Del Taco.
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
Item 1A. Risk Factors
None.

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
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
The Partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,222 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Notes 6 and 8 to the Notes to the Financial Statements contained under Item 8.
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data – (Continued)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Rental revenues	$1,044,591	$1,051,407	$1,097,579	$1,058,765	$963,185
General and administrative expense	79,273	80,994	76,608	80,793	75,627
Depreciation expense	113,240	113,240	113,240	113,240	113,241
Interest and other income	10,367	14,217	8,027	6,056	5,481
Net income	862,445	871,390	915,758	870,788	779,798
Net income per limited partnership unit	18.07	18.25	19.17	18.23	16.32
Cash distributions per limited partnership unit	20.48	20.93	21.12	20.63	17.77
Total assets	5,679,975	5,808,219	5,940,231	6,027,167	6,120,754
Long-term obligations	577,510	577,510	577,510	577,510	577,510
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
As described in note 6 to the Notes to the Financial Statements contained under Item 8, the Partnership has a death and disability redemption fund totaling $86,017 at December 31, 2007. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
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
Off Balance Sheet Arrangements and Contractual Obligations
None.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2007	2006	2005
Rancho California Plaza, Rancho California, CA	$166,049	$168,025	$174,136
East Vista Way, Vista, CA	89,263	88,636	91,999
Plaza at Puente Hills, Industry, CA	81,376	78,322	78,765
4th Street, Perris, CA	139,922	146,059	157,734
Foothill Blvd., Upland, CA	129,241	129,572	129,857
East Valley Blvd., Walnut, CA	75,892	65,133	61,122
Lassen Street, Chatsworth, CA	146,419	142,735	155,086
Hesperia Road, Victorville, CA	139,957	153,014	162,898
W. Sepulveda Blvd., Los Angeles, CA	76,472	79,911	85,982

Total	$1,044,591	$1,051,407	$1,097,579

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)
Results of Operations – (Continued)
The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $1,044,591 during the year ended December 31, 2007, which represents a decrease of $6,816 from 2006. The decrease in rental revenues was caused by a decrease in sales at the restaurants under lease due to local competitive and industry factors.
The Partnership earned rental revenues of $1,051,407 during the year ended December 31, 2006, which represents a decrease of $46,172 from 2005. The decrease in rental revenues was caused by a decrease in sales at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2007	2006	2005
Accounting fees	59.82%	54.86%	54.49%
Distribution of information to limited partners	38.82	40.54	43.98
Independent appraisals	—	3.25	—
Other	1.36	1.35	1.53

	100.00	100.00	100.00

General and administrative costs decreased by $1,721 from 2006 to 2007. The decrease was caused primarily by the cost of independent appraisals on two of the leased properties in 2006 and decreased printing costs, partially offset by increased costs for accounting fees.
General and administrative costs increased by $4,386 from 2005 to 2006. The increase was caused primarily by the cost of an independent appraisal on a leased property in 2006 and increased costs for annual audit fees.
Depreciation expense was the same in 2007, 2006, and 2005.
Net income decreased by $8,945 from 2006 to 2007 primarily due to the decreases in revenues of $6,816 and other income of $3,850, partially offset by the $1,721 decrease in general and administrative expenses.
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
None.

Item 8. Financial Statements
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Restaurant Properties III:
We have audited the accompanying balance sheets of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2007 and 2006 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of the company listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to examine management’s assertion about the effectiveness of Del Taco Restaurant Properties III’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s report on internal control over financial reporting under Item 9A and, accordingly, we do not express an opinion thereon.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 4, 2008

DEL TACO RESTAURANT PROPERTIES III
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$321,231	$335,050
Receivable from Del Taco LLC	85,642	86,610
Deposits	1,654	1,871

Total current assets	408,527	423,531

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,698,416	3,585,176

	5,185,431	5,298,671

	$5,679,975	$5,808,219

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$64,734	$73,346
Accounts payable	13,357	16,478

Total current liabilities	78,091	89,824

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at December 31, 2007 and 2006	5,069,543	5,184,889
General partner-Del Taco LLC	(45,169)	(44,004)

	5,024,374	5,140,885

	$5,679,975	$5,808,219

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
RENTAL REVENUES	$1,044,591	$1,051,407	$1,097,579

EXPENSES:
General and administrative	79,273	80,994	76,608
Depreciation	113,240	113,240	113,240

	192,513	194,234	189,848

Operating income	852,078	857,173	907,731

OTHER INCOME:
Interest	8,242	8,167	5,677
Other	2,125	6,050	2,350

Net income	$862,445	$871,390	$915,758

Net income per limited partnership unit (note 2)	$18.07	$18.25	$19.17

Number of limited partnership units used in computing per unit amounts	47,261	47,269	47,291

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2007, 2006, and 2005

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2004	47,291	$5,408,258	$(41,795)	$5,366,463
Net Income	—	906,600	9,158	915,758
Cash Distributions	—	(998,954)	(10,090)	(1,009,044)

Balance, December 31, 2005	47,291	5,315,904	(42,727)	5,273,177
Net Income	—	862,676	8,714	871,390
Redemption of Units	(30)	(4,568)	—	(4,568)
Cash Distributions	—	(989,123)	(9,991)	(999,114)

Balance, December 31, 2006	47,261	5,184,889	(44,004)	5,140,885
Net Income	—	853,821	8,624	862,445
Cash Distributions	—	(969,167)	(9,789)	(978,956)

Balance, December 31, 2007	47,261	$5,069,543	$(45,169)	$5,024,374

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$862,445	$871,390	$915,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,240	113,240	113,240
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	968	4,762	(3,297)
Deposits	217	(871)	885
Payable to limited partners	(8,612)	(4,611)	12,206
Accounts payable	(3,121)	4,891	(5,856)

Net cash provided by operating activities	965,137	988,801	1,032,936

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash	—	4,568	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(978,956)	(999,114)	(1,009,044)
Redemption of limited partnership units	—	(4,568)	—

Net cash used by financing activities	(978,956)	(1,003,682)	(1,009,044)

Net (decrease) increase in cash	(13,819)	(10,313)	23,892

Beginning cash balance	335,050	345,363	321,471

Ending cash balance	$321,231	$335,050	$345,363

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Partnership: Del Taco Restaurant Properties III, a California limited partnership, (the Partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (General Partner or Del Taco) for operation under the Del Taco trade name. As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 2007, Del Taco Restaurant Properties III had nine properties in operation. The term of the partnership agreement is until December 31, 2025 unless terminated earlier by means provided in the partnership agreement.
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
Net Income Per Limited Partnership Unit: The net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average units outstanding during the periods presented which amounted to 47,261, 47,269 and 47,291 in 2007, 2006 and 2005, respectively.
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
Concentration of Risk: The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2007. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At December 31, 2007 and 2006, the Partnership had approximately $427,000 and $441,000, respectively, on deposit at one financial institution.
Fair Value of Financial Instruments: The fair values of cash, accounts receivables, deposits, accounts payable and payables to limited partners approximate the carrying amounts due to their short maturities.
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
NOTE 3 — OBLIGATION TO GENERAL PARTNER
Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction and improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2007, 2006, and 2005.
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2021 to 2024. There is no minimum rental under any of the leases. The Partnership had a total of nine properties leased to Del Taco as of December 31, 2007.
The nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $8,704,928, $8,761,725, and $9,146,494 and unaudited net income of $24,944, $330,515, and $665,917 for the years ended December 31, 2007, 2006, and 2005, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior years primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 11).
NOTE 5 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2007 and 2006. The rent receivable was collected in January 2008 and 2007, respectively.
The General Partner received $9,789, $9,991 and $10,090 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2007, 2006 and 2005, respectively.
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
NOTE 6 — RESTRICTED CASH
At December 31, 2007 and 2006 the Partnership had a restricted cash balance of $86,017. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. During 2006, thirty limited partnership units were redeemed pursuant to the death and disability redemption fund.

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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2007	2006	2005
Net income per financial statements	$862,445	$871,390	$915,758
Excess book depreciation	27,808	26,816	25,773

Taxable income	$890,253	$898,206	$941,531

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2007, is as follows (unaudited):

Partners’ equity per financial statements	$5,024,374
Issue costs of limited partnership units capitalized for tax purposes	1,741,676
Difference in book vs. tax depreciation	606,486
Other	(107,837)

Partners’ equity for tax purposes	$7,264,699

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 8 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2007 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2004	$5.25	47,291	47,291
March 31, 2005	5.07	47,291	47,291
June 30, 2005	5.10	47,291	47,291
September 30, 2005	5.70	47,291	47,291

Total paid in 2005	$21.12

December 31, 2005	$5.50	47,291	47,291
March 31, 2006	4.93	47,261	47,261
June 30, 2006	5.11	47,276	47,261
September 30, 2006	5.39	47,271	47,261

Total paid in 2006	$20.93

December 31, 2006	$5.38	47,261	47,261
March 31, 2007	4.84	47,261	47,261
June 30, 2007	4.68	47,261	47,261
September 30, 2007	5.58	47,261	47,261

Total paid in 2007	$20.48

Cash distributions per limited partnership unit were calculated based upon the weighted average and cash flow statement units outstanding for each quarter and were paid from operations. Distributions declared in the quarter ended December 31, 2007 amounted to $5.33 per limited partnership unit and were paid in January 2008.
NOTE 9 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2007
Rental revenues	$250,360	$262,074	$269,627	$262,530
Net income	182,661	222,758	231,338	225,688
Net income per limited partnership unit	3.83	4.67	4.85	4.72

Year ended December 31, 2006
Rental revenues	$258,268	$267,835	$266,032	$259,272
Net income	189,077	229,417	228,569	224,327
Net income per limited partnership unit	3.96	4.81	4.79	4.69

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 10 – PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer. The reduction in payable to limited partners from December 31, 2006 to December 31, 2007 is primarily due to reissuing outstanding distribution checks to limited partners who were located in connection with the Partnership’s review of unclaimed property.
NOTE 11 – ACQUISITION OF GENERAL PARTNER
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
Item 9A. Controls and Procedures
Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Treasurer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our President and Treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.
Internal control over financial reporting
(a)	Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.
This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding the effectiveness of internal control over financial reporting. Pursuant to temporary rules of the Securities and Exchange Commission, such attestation report is not required to be included in this filing; the Partnership is only required to provide management’s report in this annual report.
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
None.
PART III
Item 10. Directors and Executive Officers
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Shirlene Lopez	President	43
C. Ronald Petty	President of Development	63
James D. Stoops	Executive Vice President, Operations	55
Janet D. Erickson	Executive Vice President, Purchasing	51
Steven L. Brake	Treasurer	35
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
Steven L. Brake, Treasurer of Del Taco LLC.  Mr. Brake has been Treasurer since March 2007 and previously served as the Corporate Controller of Del Taco LLC from September 2003 to March of 2007.  From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments.  Mr. Brake is a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.
(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.
(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.
Item 13. Certain Relationships and Related Transactions
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2007, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $8,624 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $9,789 in distributions relating to its one percent interest in the Partnership.
(b)	During 2007, the Partnership had no business relationships with any entity of a type required to be reported under this item.
(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2007 for any amount.
(d)	Not applicable.

Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2007	2006
Audit Fees	$14,330	$14,580
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$14,330	$14,580

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES III — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, buildings &	Accumulated	Date of	Date	depreciation in latest
Description		& land	Improve-	Carrying	improvements	depreciation	construction	acquired	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total				is computed

Rancho California, CA	$—	$384,400	$257,807	$—	$642,207	189,806	1986	1986	20 (LI), 35 (BI)
Vista, CA	—	512,130	343,471	—	855,601	252,867	1987	1987	20 (LI), 35 (BI)
Industry, CA	—	627,082	420,566	—	1,047,648	309,629	1987	1987	20 (LI), 35 (BI)
Perris, CA	—	437,522	293,434	—	730,956	216,031	1987	1987	20 (LI), 35 (BI)
Upland, CA	—	281,827	189,014	—	470,841	139,151	1987	1987	20 (LI), 35 (BI)
Walnut, CA	—	340,848	228,597	—	569,445	168,294	1988	1988	20 (LI), 35 (BI)
Los Angeles, CA	—	674,283	452,223	—	1,126,506	332,934	1988	1988	20 (LI), 35 (BI)
Chatsworth, CA	—	642,475	430,890	—	1,073,365	317,234	1989	1989	20 (LI), 35 (BI)
Victorville, CA	—	505,399	338,957	—	844,356	249,552	1989	1989	20 (LI), 35 (BI)

	$—	$4,405,966	$2,954,959	$—	$7,360,925	$2,175,497

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2004:	$7,360,925	$1,835,777
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2005:	7,360,925	1,949,017
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2006:	7,360,925	2,062,257
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2007:	$7,360,925	$2,175,497

The aggregate cost basis of Del Taco Restaurant Properties III real estate assets for Federal income tax purposes was $6,139,803 at December 31, 2007.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III a California limited partnership Del Taco LLC General Partner

Date March 10, 2008	Shirlene Lopez
Shirlene Lopez
President

Date March 10, 2008	C. Ronald Petty
C. Ronald Petty
President of Development

Date March 10, 2008	Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002