Form 10-Q
period 2008-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2008-05-15
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$294,326	$321,231
Receivable from Del Taco LLC	89,660	85,642
Deposits	2,238	1,654

Total current assets	386,224	408,527

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,726,726	3,698,416

	5,157,121	5,185,431

	$5,629,362	$5,679,975

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$66,872	$64,734
Accounts payable	27,464	13,357

Total current liabilities	94,336	78,091

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at March 31, 2008 and December 31, 2007	5,003,354	5,069,543
General partner-Del Taco LLC	(45,838)	(45,169)

	4,957,516	5,024,374

	$5,629,362	$5,679,975

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

RENTAL REVENUES	$256,889	$250,360

EXPENSES:
General and administrative	42,755	42,002
Depreciation	28,310	28,310

	71,065	70,312

Operating income	185,824	180,048

OTHER INCOME:
Interest	1,362	2,063
Other	670	550

Net income	$187,856	$182,661

Net income per limited partnership unit (Note 3)	$3.94	$3.83

Number of units used in computing per unit amounts	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$187,856	$182,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,310	28,310
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(4,018)	(2,596)
Deposits	(584)	(720)
Payable to limited partners	2,138	4,034
Accounts payable	14,107	23,710

Net cash provided by operating activities	227,809	235,399

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(254,714)	(257,041)

Net decrease in cash	(26,905)	(21,642)

Beginning cash balance	321,231	335,050

Ending cash balance	$294,326	$313,408

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2007 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2008, the results of operations and cash flows for the three month periods ended March 31, 2008 and 2007 have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
NOTE 2 — RESTRICTED CASH
At March 31, 2008 and 2007, the Partnership had a restricted cash balance of $86,017. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2008
UNAUDITED
NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 in 2008 and 2007.
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
For the three months ended March 31, 2008, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,140,740 and unaudited net losses of $32,001, as compared to unaudited sales of $2,086,330 and unaudited net income of $12,792, respectively, for the corresponding period in 2007. Del Taco net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2008
UNAUDITED
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2008. The March rent receivable was collected in April 2008.
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
NOTE 6 — DISTRIBUTIONS
On April 24, 2008, a distribution to the limited partners of $220,518, or approximately $4.66 per limited partnership unit, was approved. Such distribution was paid on April 30, 2008. The General Partner also received a distribution of $2,227 with respect to its 1% partnership interest.
Total cash distributions declared and paid in January 2008 were $254,714.
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 8 — CONCENTRATION OF RISK
The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2008 and 2007.  Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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
As described in Note 2 to the Notes to the Condensed Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at March 31, 2008 and 2007, respectively. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2008	2007
Rancho California Plaza, Temecula, CA	$40,582	$38,898
East Vista Way, Vista, CA	22,890	21,009
Plaza at Puente Hills, Industry, CA	19,318	19,533
4th Street, Perris, CA	32,712	34,140
Foothill Blvd., Upland, CA	32,541	31,550
East Valley Blvd., Walnut, CA	18,517	18,045
Lassen Street, Chatsworth, CA	35,713	34,886
Hesperia Road, Victorville, CA	36,282	33,654
W. Sepulveda Blvd., Los Angeles, CA	18,334	18,645

Total	$256,889	$250,360

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $256,889 during the three month period ended March 31, 2008, which represents an increase of $6,529 from 2007. The change in rental revenues between 2007 and 2008 is directly attributable to increases in sales at the restaurants under lease.
The increase in accounts payable from December 31, 2007 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended
	March 31,
	2008	2007
Accounting fees	78.97%	77.29%
Distribution of information to limited partners	21.03	22.71

	100.00%	100.00%

General and administrative costs increased slightly from 2007 to 2008 primarily due to increased audit and tax preparation fees, which was partially offset by decreased printing costs.
Net income increased by $5,195 from 2007 to 2008 due to the increase in rental revenue of $6,529 which was partially offset by the $753 increase in general and administrative expenses and the decrease in interest and other income of $581.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2007 Form 10-K.
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

Item 4T. Controls and Procedures
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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 15, 2008	/s/ Steven L. Brake

Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002