Form 10-Q
period 2008-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2008-08-14
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$319,571	$321,231
Receivable from Del Taco LLC	89,181	85,642
Deposits	2,121	1,654

Total current assets	410,873	408,527

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,755,036	3,698,416

	5,128,811	5,185,431

	$5,625,701	$5,679,975

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$63,159	$64,734
Accounts payable	20,461	13,357

Total current liabilities	83,620	78,091

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at June 30, 2008 and December 31, 2007	5,010,338	5,069,543
General partner-Del Taco LLC	(45,767)	(45,169)

	4,964,571	5,024,374

	$5,625,701	$5,679,975

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
RENTAL REVENUES	$266,067	$262,074	$522,955	$512,433

EXPENSES:
General and administrative	13,153	13,782	55,907	55,784
Depreciation	28,310	28,310	56,620	56,620

	41,463	42,092	112,527	112,404

Operating income	224,604	219,982	410,428	400,029

OTHER INCOME:
Interest	796	2,126	2,158	4,190
Other	4,400	650	5,070	1,200

Net income	$229,800	$222,758	$417,656	$405,419

Net income per limited partnership unit (note 3)	$4.81	$4.67	$8.75	$8.49

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$417,656	$405,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,620	56,620
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(3,539)	(1,131)
Deposits	(467)	217
Payable to limited partners	(1,575)	(5,445)
Accounts payable	7,104	(5,906)

Net cash provided by operating activities	475,799	449,774

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(477,459)	(488,519)

Net decrease in cash	(1,660)	(38,745)

Beginning cash balance	321,231	335,050

Ending cash balance	$319,571	$296,305

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2007 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2008, the results of operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007 have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Amounts related to disclosure of December 31, 2007 balances within these condensed financial statements were derived from the audited 2007 financial statements.
NOTE 2 — RESTRICTED CASH
At June 30, 2008 and December 31, 2007, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 during the three months and six months ended June 30, 2008.
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

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
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
For the three months ended June 30, 2008, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,217,223 and unaudited net losses of $86,557, as compared to $2,183,947 and unaudited net income of $4,434 for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues.
For the six months ended June 30, 2008, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,357,962 and unaudited net losses of $118,557, as compared to $4,270,277 and unaudited net income of $17,226 for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues.
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2008. The June rent was collected in July 2008.
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
NOTE 6 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2008 were $254,714 and $222,745, respectively. On July 23, 2008, a distribution to the limited partners of $249,224, or approximately $5.27 per limited partnership unit, was declared. Such distribution was paid on July 30, 2008. The General Partner also received a distribution of $2,517 with respect to its 1% partnership interest in July 2008.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
UNAUDITED
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 8 — CONCENTRATION OF RISK
The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2008 and 2007. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At June 30, 2008 and December 31, 2007, the Partnership had approximately $423,000 and $427,000, respectively, on deposit at one financial institution.

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
As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at June 30, 2008. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2008 and 2007 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Rancho California Plaza, Rancho California, CA	$42,835	$40,893	$83,417	$79,790

East Vista Way, Vista, CA	23,431	21,814	46,321	42,823

Plaza at Puente Hills, Industry, CA	20,486	20,528	39,804	40,061

4th Street, Perris, CA	34,831	36,674	67,543	70,813

Foothill Blvd., Upland, CA	33,163	31,618	65,704	63,167

East Valley Blvd., Walnut, CA	18,887	18,960	37,404	37,005

Lassen Street, Chatsworth, CA	37,559	36,134	73,272	71,021

Hesperia Road, Victorville, CA	36,453	35,929	72,734	69,584

W. Sepulveda Blvd., Los Angeles, CA	18,422	19,524	36,756	38,169

Total	$266,067	$262,074	$522,955	$512,433

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued
The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $266,067 during the three month period ended June 30, 2008, which represents an increase of $3,993 from the corresponding period in 2007. The Partnership earned rental revenue of $522,955 during the six month period ended June 30, 2008, which represents an increase of $10,522 from the corresponding period in 2007. The increases in rental revenues are directly attributable to increases in sales levels at the restaurants under lease.
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Accounting fees	48.07%	46.38%	77.00%	74.19%
Distribution of information to limited partners	51.93%	53.62%	23.00%	25.81%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2008 decreased slightly from the corresponding period in the previous year due to a decrease in accounting fees. General and administrative costs for the six month period ended June 30, 2008 were essentially the same as the corresponding period in 2007 as increased audit and tax preparation fees were offset by decreased costs for accounting fees and printing costs.
For the three month period ended June 30, 2008, net income increased by $7,042 from 2007 to 2008 primarily due to the increase in revenues of $3,993, the increase in interest and other income of $2,420 and the decrease in general and administrative expenses of $629. For the six month period ended June 30, 2008, net income increased by $12,237 from 2007 to 2008 primarily due to the increase in revenues of $10,522 and the increase in interest and other income of $1,838, partially offset by the increase in general and administrative expenses of $123.
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

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 14, 2008	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibits	Description
31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002