Form 10-K
period 2008-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2009-03-11
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

PART I
Item 1. Business
Del Taco Restaurant Properties III (the Partnership, us, we or our) is a publicly-held limited Partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco LLC, a California limited liability company (Del Taco or the General Partner). The Partnership sold 48,000 units totaling $12 million through an offering of limited partnership units from February 1986 through June 1987. The term of the partnership agreement is until December 31, 2025, unless terminated earlier by means provided in the partnership agreement.
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. As of December 31, 2008, the Partnership had a total of nine properties leased to Del Taco.
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
See also Schedule III — Real Estate and Accumulated Depreciation included in Item 8.

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
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II

Item 5. Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
The Partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,180 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Notes 6 and 8 to the Notes to the Financial Statements contained under Item 8.
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data — (Continued)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Rental revenues	$1,050,381	$1,044,591	$1,051,407	$1,097,579	$1,058,765

General and administrative expense	79,794	79,273	80,994	76,608	80,793

Depreciation expense	113,240	113,240	113,240	113,240	113,240

Interest and other income	9,770	10,367	14,217	8,027	6,056

Net income	867,117	862,445	871,390	915,758	870,788

Net income per limited partnership unit	18.16	18.07	18.25	19.17	18.23

Cash distributions per limited partnership unit	20.58	20.48	20.93	21.12	20.63

Total assets	5,565,286	5,679,975	5,808,219	5,940,231	6,027,167

Long-term obligations	577,510	577,510	577,510	577,510	577,510
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
Liquidity and Capital Resources — (Continued)
As described in note 6 to the Notes to the Financial Statements contained under Item 8, the Partnership has a death and disability redemption fund totaling $86,017 at December 31, 2008. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
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
Off Balance Sheet Arrangements and Contractual Obligations
None.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2008	2007	2006
Rancho California Plaza, Rancho California, CA	$171,811	$166,049	$168,025
East Vista Way, Vista, CA	94,149	89,263	88,636
Plaza at Puente Hills, Industry, CA	81,273	81,376	78,322
4th Street, Perris, CA	130,386	139,922	146,059
Foothill Blvd., Upland, CA	130,619	129,241	129,572
East Valley Blvd., Walnut, CA	74,034	75,892	65,133
Lassen Street, Chatsworth, CA	148,970	146,419	142,735
Hesperia Road, Victorville, CA	143,923	139,957	153,014
W. Sepulveda Blvd., Los Angeles, CA	75,216	76,472	79,911

Total	$1,050,381	$1,044,591	$1,051,407

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations — (Continued)
The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $1,050,381 during the year ended December 31, 2008, which represents an increase of $5,790 from 2007. The increase in rental revenues was caused by an increase in sales at the restaurants under lease due to local competitive and industry factors.
The Partnership earned rental revenues of $1,044,591 during the year ended December 31, 2007, which represents a decrease of $6,816 from 2006. The decrease in rental revenues was caused by a decrease in sales at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2008	2007	2006
Accounting fees	61.27%	59.82%	54.86%
Distribution of information to limited partners	37.69	38.82	40.54
Independent appraisals	—	—	3.25
Other	1.04	1.36	1.35

	100.00	100.00	100.00

General and administrative costs increased by $521 from 2007 to 2008. The increase was caused primarily by the increased costs for annual audit fees.
General and administrative costs decreased by $1,721 from 2006 to 2007. The decrease was caused primarily by the cost of independent appraisals on two of the leased properties in 2006 and decreased printing costs, partially offset by increased costs for accounting fees.
Depreciation expense was the same in 2008, 2007, and 2006.
Net income increased by $4,672 from 2007 to 2008 primarily due to the increase in revenues of $5,790, partially offset by the increase in general and administrative expenses of $521 and the decrease in interest and other income of $597.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
None.

Item 8. Financial Statements and Supplementary Data
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Restaurant Properties III:
We have audited the accompanying balance sheets of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2008 and 2007 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to examine management’s assessment of the effectiveness of Del Taco Restaurant Properties III’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s report on internal control over financial reporting under Item 9A(T) and, accordingly, we do not express an opinion thereon.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 2, 2009

DEL TACO RESTAURANT PROPERTIES III
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$318,322	$321,231
Receivable from Del Taco LLC	86,868	85,642
Deposits	1,888	1,654

Total current assets	407,078	408,527

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,811,656	3,698,416

	5,072,191	5,185,431

	$5,565,286	$5,679,975

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$64,515	$64,734
Accounts payable	15,291	13,357

Totalcurrentliabilities	79,806	78,091

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY AT DECEMBER 31, 2008 AND 2007:
Limited partners; 47,261 units outstanding at December31,2008and2007	4,954,303	5,069,543
General partner-Del Taco LLC	(46,333)	(45,169)

	4,907,970	5,024,374

	$5,565,286	$5,679,975

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
RENTAL REVENUES	$1,050,381	$1,044,591	$1,051,407

EXPENSES:
General and administrative	79,794	79,273	80,994
Depreciation	113,240	113,240	113,240

	193,034	192,513	194,234

Operating income	857,347	852,078	857,173

OTHER INCOME:
Interest	3,300	8,242	8,167
Other	6,470	2,125	6,050

Net income	$867,117	$862,445	$871,390

Net incomeper limited partnership unit (note2)	$18.16	$18.07	$18.25

Number of limited partnership unit sused in computing per unit amounts	47,261	47,261	47,269

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2008, 2007, and 2006

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2005	47,291	$5,315,904	$(42,727)	$5,273,177

Net Income	—	862,676	8,714	871,390

Redemption of Units	(30)	(4,568)	—	(4,568)

Cash Distributions	—	(989,123)	(9,991)	(999,114)

Balance, December 31, 2006	47,261	5,184,889	(44,004)	5,140,885

Net Income	—	853,821	8,624	862,445

Cash Distributions	—	(969,167)	(9,789)	(978,956)

Balance, December 31, 2007	47,261	5,069,543	(45,169)	5,024,374

Net Income	—	858,446	8,671	867,117

Cash Distributions	—	(973,686)	(9,835)	(983,521)

Balance, December 31, 2008	47,261	$4,954,303	$(46,333)	$4,907,970

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$867,117	$862,445	$871,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,240	113,240	113,240
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,226)	968	4,762
Deposits	(234)	217	(871)
Payable to limited partners	(219)	(8,612)	(4,611)
Accounts payable	1,934	(3,121)	4,891

Net cash provided by operating activities	980,612	965,137	988,801

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in restricted cash	—	—	4,568

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(983,521)	(978,956)	(999,114)
Redemption of limited partnership units	—	—	(4,568)

Net cash used by financing activities	(983,521)	(978,956)	(1,003,682)

Net decrease in cash	(2,909)	(13,819)	(10,313)

Beginning cash balance	321,231	335,050	345,363

Ending cash balance	$318,322	$321,231	$335,050

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Partnership: Del Taco Restaurant Properties III, a California limited partnership, (the Partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (General Partner or Del Taco) for operation under the Del Taco trade name. As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 2008, Del Taco Restaurant Properties III had nine properties in operation. The term of the partnership agreement is until December 31, 2025 unless terminated earlier by means provided in the partnership agreement.
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
Net Income Per Limited Partnership Unit: The net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average units outstanding during the periods presented which amounted to 47,261, 47,261 and 47,269 in 2008, 2007 and 2006, respectively.
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
Concentration of Risk: The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 and $100,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the Partnership had approximately $425,000 and $427,000, respectively, on deposit at one financial institution.
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
NOTE 3 — OBLIGATION TO GENERAL PARTNER
Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction and improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2008, 2007, and 2006.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2021 to 2024. There is no minimum rental under any of the leases. The Partnership had a total of nine properties leased to Del Taco as of December 31, 2008.
The nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $8,753,175, $8,704,928, and $8,761,725 and an unaudited net loss of $242,109 during the year ended December 31, 2008 and unaudited net income of $24,944 and $330,515 for the years ended December 31, 2007 and 2006, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior years primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 11) as well as increased food commodity, labor and energy costs.
NOTE 5 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2008 and 2007. The rent receivable was collected in January 2009 and 2008, respectively.
The General Partner received $9,835, $9,789 and $9,991 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2008, 2007 and 2006, respectively.
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
NOTE 6 — RESTRICTED CASH
At December 31, 2008 and 2007 the Partnership had a restricted cash balance of $86,017. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted. During 2006, thirty limited partnership units were redeemed pursuant to the death and disability redemption fund.

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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2008	2007	2006
Net income per financial statements	$867,117	$862,445	$871,390

Excess book depreciation	28,168	27,808	26,816

Taxable income	$895,285	$890,253	$898,206

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2008, is as follows (unaudited):

Partners’ equity per financial statements	$4,907,970

Issue costs of limited partnership units capitalized for tax purposes	1,741,676

Difference in book vs. tax depreciation	634,654

Other	(107,837)

Partners’ equity for tax purposes	$7,176,463

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 8 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2008 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2005	$5.50	47,291	47,291
March 31, 2006	4.93	47,261	47,261
June 30, 2006	5.11	47,276	47,261
September 30, 2006	5.39	47,271	47,261

Total paid in 2006	$20.93

December 31, 2006	$5.38	47,261	47,261
March 31, 2007	4.84	47,261	47,261
June 30, 2007	4.68	47,261	47,261
September 30, 2007	5.58	47,261	47,261

Total paid in 2007	$20.48

December 31, 2001	$5.33	47,261	47,261
March 31, 2008	4.66	47,261	47,261
June 30, 2008	5.27	47,261	47,261
September 30, 2008	5.32	47,261	47,261

Total paid in 2008	$20.58

Cash distributions per limited partnership unit were calculated based upon the weighted average and cash flow statement units outstanding for each quarter and were paid from operations. Distributions declared in the quarter ended December 31, 2008 amounted to $5.21 per limited partnership unit and were paid in January 2009.
NOTE 9 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2008
Rental revenues	$256,889	$266,067	$266,973	$260,452
Net income	187,856	229,800	228,663	220,798
Net income per limited partnership unit	3.94	4.81	4.79	4.62

Year ended December 31, 2007
Rental revenues	$250,360	$262,074	$269,627	$262,530
Net income	182,661	222,758	231,338	225,688
Net income per limited partnership unit	3.83	4.67	4.85	4.72

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
Item 9A(T). Controls and Procedures
Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Treasurer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.
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
Item 9B. Other Information
   None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	54
James W. Lyons	Chief Development Officer	53
James D. Stoops	Executive Vice President, Operations	56
Janet D. Erickson	Executive Vice President, Purchasing	52
Steven L. Brake	Treasurer	36
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

Item 10. Directors and Executive Officers of the Partnership’s General Partner — (Continued)
Paul J.B. Murphy, III, Chief Executive Officer of Del Taco LLC. Mr. Murphy has served as Chief Executive Officer since February of 2009. He previously served as President and Chief Executive Officer of Einstein Noah Restaurant Group, Inc. (formerly, New World Restaurant Group, Inc.) from October of 2003 to December of 2008.
James W. Lyons, Chief Development Officer of Del Taco LLC. Mr. Lyons has served as Chief Development Officer since September of 2008. He previously served as Chief Operating Officer of Popeyes Chicken and Biscuits (a division of AFC Enterprises, Inc.), from March of 2007 to December of 2007, and as Chief Development Officer of Popeyes Chicken and Biscuits from July of 2004 to March of 2007. Prior to that, he served as Vice President of Development for Domino’s Pizza from 2002 to July of 2004.
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
Steven L. Brake, Vice President, Treasurer and Controller of Del Taco LLC. Mr. Brake has been Treasurer since March 2007 and previously served as the Corporate Controller of Del Taco LLC from September 2003 to March of 2007. From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments. Mr. Brake is a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.
Item 13. Certain Relationships, Related Transactions, and Director Independence
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2008, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $8,671 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $9,835 in distributions relating to its one percent interest in the Partnership.
(b)	During 2008, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2008 for any amount.

(d)	Not applicable.

Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2008	2007
Audit Fees	$17,779	$14,330
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$17,779	$14,330

The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements Included in Part II of this report: Report of Independent Registered Public Accounting Firm - Squar, Milner, Peterson, Miranda & Williamson, LLP

Balance Sheets

Statements of Income

Statements of Partners’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a)(2)	Financial Statement Schedule Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES III
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Rancho California, CA	$—	$384,400	$257,807	$—	$642,207	199,686	1986	1986	20(LI), 35 (BI)
Vista, CA	—	512,130	343,471	—	855,601	266,030	1987	1987	20(LI), 35 (BI)
Industry, CA	—	627,082	420,566	—	1,047,648	325,746	1987	1987	20(LI), 35 (BI)
Perris, CA	—	437,522	293,434	—	730,956	227,276	1987	1987	20(LI), 35 (BI)
Upland, CA	—	281,827	189,014	—	470,841	146,394	1987	1987	20(LI), 35 (BI)
Walnut, CA	—	340,848	228,597	—	569,445	177,054	1988	1988	20(LI), 35 (BI)
Los Angeles, CA	—	674,283	452,223	—	1,126,506	350,264	1988	1988	20(LI), 35 (BI)
Chatsworth, CA	—	642,475	430,890	—	1,073,365	333,747	1989	1989	20(LI), 35 (BI)
Victorville, CA	—	505,399	338,957	—	844,356	262,541	1989	1989	20(LI), 35 (BI)

	$—	$4,405,966	$2,954,959	$—	$7,360,925	$2,288,737

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2005:	$7,360,925	$1,949,017
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2006:	7,360,925	2,062,257
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2007:	7,360,925	2,175,497
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2008:	$7,360,925	$2,288,737

The aggregate cost basis of Del Taco Restaurant Properties III real estate assets for Federal income tax purposes was $6,139,803 at December 31, 2008.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III
a California limited partnership

Del Taco LLC
General Partner

Date March 11, 2009	Paul J. B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 11, 2009	James W. Lyons

James W. Lyons
Chief Development Officer

Date March 11, 2009	Steven L. Brake

Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Paul J.B. Murphy, III Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002