Form 10-K/A
period 2008-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2009-07-22
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note
     We are filing this Amendment No. 1 on Form 10-K/A to amend our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 11, 2009, for the purpose of including the introductory language addressing internal control over financial reporting as required in paragraph four of the Principal Executive Officer and Principal Financial Officer certifications, and to update Note 8 — Cash Distributions to Limited Partners to clarify the timing of the declared distribution.
     This Amendment No. 1 only reflects the changes discussed above. No other information included in the Original Form 10-K has been amended by this Form 10-K/A, whether to reflect any information or events subsequent to the filing of the Original Form 10-K or otherwise.

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

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 8 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2008 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2005	$5.50	47,291	47,291
March 31, 2006	4.93	47,261	47,261
June 30, 2006	5.11	47,276	47,261
September 30, 2006	5.39	47,271	47,261

Total paid in 2006	$20.93

December 31, 2006	$5.38	47,261	47,261
March 31, 2007	4.84	47,261	47,261
June 30, 2007	4.68	47,261	47,261
September 30, 2007	5.58	47,261	47,261

Total paid in 2007	$20.48

December 31, 2007	$5.33	47,261	47,261
March 31, 2008	4.66	47,261	47,261
June 30, 2008	5.27	47,261	47,261
September 30, 2008	5.32	47,261	47,261

Total paid in 2008	$20.58

Cash distributions per limited partnership unit were calculated based upon the weighted average and cash flow statement units outstanding for each quarter and were paid from operations. Distributions declared in January 2009 for the quarter ended December 31, 2008 amounted to $5.21 per limited partnership unit and were paid in January 2009.
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

DEL TACO RESTAURANT PROPERTIES III
a California limited partnership

Del Taco LLC
General Partner

Date July 22, 2009	Paul J. B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date July 22, 2009	James W. Lyons

James W. Lyons
Chief Development Officer

Date July 22, 2009	Steven L. Brake

Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Paul J.B. Murphy, III Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002