Form 10-Q
period 2009-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2009-08-14
CIK 786360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$301,523	$318,322
Receivable from Del Taco LLC	88,934	86,868
Deposits	1,654	1,888

Total current assets	392,111	407,078

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,868,276	3,811,656

	5,015,571	5,072,191

	$5,493,699	$5,565,286

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$62,658	$64,515
Accounts payable	14,711	15,291

Total current liabilities	77,369	79,806

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at June 30, 2009 and December 31, 2008	4,885,844	4,954,303
General partner-Del Taco LLC	(47,024)	(46,333)

	4,838,820	4,907,970

	$5,493,699	$5,565,286

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
RENTAL REVENUES	$267,999	$266,067	$516,747	$522,955

EXPENSES:
General and administrative	14,879	13,153	53,105	55,907
Depreciation	28,310	28,310	56,620	56,620

	43,189	41,463	109,725	112,527

Operating income	224,810	224,604	407,022	410,428

OTHER INCOME:
Interest	160	796	331	2,158
Other	725	4,400	1,050	5,070

Net income	$225,695	$229,800	$408,403	$417,656

Net income per limited partnership unit (note 3)	$4.73	$4.81	$8.56	$8.75

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$408,403	$417,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,620	56,620
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,066)	(3,539)
Deposits	234	(467)
Payable to limited partners	(1,857)	(1,575)
Accounts payable	(580)	7,104

Net cash provided by operating activities	460,754	475,799

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(477,553)	(477,459)

Net decrease in cash	(16,799)	(1,660)

Beginning cash balance	318,322	321,231

Ending cash balance	$301,523	$319,571

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2008 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2009, the results of operations for the three and six month periods ended June 30, 2009 and 2008 and cash flows for the six month periods ended June 30, 2009 and 2008 have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these condensed financial statements were derived from the audited 2008 financial statements. Management has evaluated subsequent events through August 14, 2009, which is the date the financial statements were issued.
NOTE 2 — RESTRICTED CASH
At June 30, 2009 and December 31, 2008, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 during the three months and six months ended June 30, 2009.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009
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
For the three months ended June 30, 2009, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,233,322 and unaudited net losses of $34,695, as compared to $2,217,223 and unaudited net losses of $86,557 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced operating expenses partially offset by reduced sales compared to the prior year.
For the six months ended June 30, 2009, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,306,224 and unaudited net losses of $98,135, as compared to $4,357,962 and unaudited net losses of $118,557 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced operating expenses partially offset by reduced sales compared to the prior year.
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2009. The June rent was collected in July 2009.
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
NOTE 6 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2009 were $249,133 and $228,420, respectively. On July 28, 2009, a distribution to the limited partners of $231,830, or approximately $4.91 per limited partnership unit, was declared. Such distribution was paid on July 31, 2009. The General Partner also received a distribution of $2,342 with respect to its 1% partnership interest.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009
UNAUDITED
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 8 — CONCENTRATION OF RISK
The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2009 and 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. The Federal Depository Insurance Commission’s limits were $250,000 and $100,000 at June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, the Partnership had approximately $401,000 and $425,000, respectively, on deposit at one financial institution.

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
As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at June 30, 2009. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2009 and 2008 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Rancho California Plaza, Rancho California, CA	$44,539	$42,835	$85,160	$83,417
East Vista Way, Vista, CA	25,443	23,431	49,603	46,321
Plaza at Puente Hills, Industry, CA	19,987	20,486	37,988	39,804
4th Street, Perris, CA	31,981	34,831	61,550	67,543
Foothill Blvd., Upland, CA	33,203	33,163	63,750	65,704
East Valley Blvd., Walnut, CA	18,355	18,887	35,461	37,404
Lassen Street, Chatsworth, CA	38,530	37,559	74,476	73,272
Hesperia Road, Victorville, CA	35,573	36,453	69,543	72,734
W. Sepulveda Blvd., Los Angeles, CA	20,388	18,422	39,216	36,756

Total	$267,999	$266,067	$516,747	$522,955

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $267,999 during the three month period ended June 30, 2009, which represents an increase of $1,932 from the corresponding period in 2008. The Partnership earned rental revenue of $516,747 during the six month period ended June 30, 2009, which represents a decrease of $6,208 from the corresponding period in 2008. The changes in rental revenues between 2008 and 2009 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:

		Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Accounting fees	44.02%	48.07%	73.03%	77.00%
Distribution of information to limited partners	55.98%	51.93%	26.97%	23.00%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three month period from 2008 to 2009 primarily due to increases in certain software and printing costs. General and administrative costs decreased during the six month period from 2008 to 2009 due to decreased accounting and audit fees, which were partially offset by increases in certain printing costs.
For the three month period ended June 30, 2009, net income decreased by $4,105 from 2008 to 2009 primarily due to the decrease in interest and other income of $4,311 and the increase in general and administrative expenses of $1,726, partially offset by the increase in revenues of $1,932. For the six month period ended June 30, 2009, net income decreased by $9,253 from 2008 to 2009 primarily due to the decrease in revenues of $6,208 and the decrease in interest and other income of $5,847, partially offset by the decrease in general and administrative expenses of $2,802.
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

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 14, 2009	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002