Form 10-Q
period 2009-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2009-11-16
CIK 786360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$337,649	$318,322
Receivable from Del Taco LLC	89,256	86,868
Deposits	2,189	1,888

Total current assets	429,094	407,078

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,896,586	3,811,656

	4,987,261	5,072,191

	$5,502,372	$5,565,286

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$66,190	$64,515
Accounts payable	24,452	15,291

Total current liabilities	90,642	79,806

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at September 30, 2009 and December 31, 2008	4,881,290	4,954,303
General partner-Del Taco LLC	(47,070)	(46,333)

	4,834,220	4,907,970

	$5,502,372	$5,565,286

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
RENTAL REVENUES	$272,377	$266,973	$789,124	$789,928

EXPENSES:
General and administrative	14,885	11,073	67,989	66,980
Depreciation	28,310	28,310	84,930	84,930

	43,195	39,383	152,919	151,910

Operating income	229,182	227,590	636,205	638,018

OTHER INCOME:
Interest	140	798	471	2,956
Other	250	275	1,300	5,345

Net income	$229,572	$228,663	$637,976	$646,319

Net income per limited partnership unit (note 3)	$4.81	$4.79	$13.36	$13.54

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$637,976	$646,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,930	84,930
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,388)	(494)
Deposits	(301)	(351)
Payable to limited partners	1,675	3,665
Accounts payable	9,161	1,288

Net cash provided by operating activities	731,053	735,357

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(711,726)	(729,201)

Net increase in cash	19,327	6,156

Beginning cash balance	318,322	321,231

Ending cash balance	$337,649	$327,387

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2008 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2009, the results of operations for the three and nine month periods ended September 30, 2009 and 2008 and cash flows for the nine month periods ended September 30, 2009 and 2008 have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these condensed financial statements were derived from the audited 2008 financial statements. Management has evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.
NOTE 2 — RESTRICTED CASH
At September 30, 2009 and December 31, 2008, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 during the three months and nine months ended September 30, 2009.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
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
For the three months ended September 30, 2009, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,269,810 and unaudited net losses of $12,789, as compared to $2,224,774 and unaudited net losses of $103,780 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced operating expenses and increased sales compared to the prior year.
For the nine months ended September 30, 2009, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $6,576,034 and unaudited net losses of $110,924, as compared to $6,582,737 and unaudited net losses of $222,338 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced operating expenses compared to the prior year.
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2009. The September rent was collected in October 2009.
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
NOTE 6 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2009 were $249,133, $228,420 and $234,173, respectively. On October 27, 2009, a distribution to the limited partners of $264,140, or approximately $5.58 per limited partnership unit, was declared. Such distribution was paid on October 30, 2009. The General Partner also received a distribution of $2,668 with respect to its 1% partnership interest in October 2009.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
UNAUDITED
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 8 — CONCENTRATION OF RISK
The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2009 and 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. The Federal Depository Insurance Commission’s limit was $250,000 at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, the Partnership had approximately $434,000 and $425,000, respectively, on deposit at one financial institution.

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
As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at September 30, 2009. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2009 and 2008 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Rancho California Plaza, Rancho California, CA	$45,954	$43,691	$131,114	$127,108
East Vista Way, Vista, CA	26,229	24,056	75,833	70,377
Plaza at Puente Hills, Industry, CA	20,777	21,429	58,765	61,233
4th Street, Perris, CA	32,577	33,567	94,126	101,110
Foothill Blvd., Upland, CA	32,979	33,093	96,729	98,797
East Valley Blvd., Walnut, CA	19,154	18,409	54,615	55,813
Lassen Street, Chatsworth, CA	39,272	37,736	113,747	111,008
Hesperia Road, Victorville, CA	34,171	35,996	103,715	108,730
W. Sepulveda Blvd., Los Angeles, CA	21,264	18,996	60,480	55,752

Total	$272,377	$266,973	$789,124	$789,928

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $272,377 during the three month period ended September 30, 2009, which represents an increase of $5,404 from the corresponding period in 2008. The Partnership earned rental revenue of $789,124 during the nine month period ended September 30, 2009, which represents a decrease of $804 from the corresponding period in 2008. The changes in rental revenues between 2008 and 2009 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Accounting fees	39.43%	56.05%	65.67%	73.54%
Distribution of information to limited partners	60.57%	43.95%	34.33%	26.46%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2009 increased from the corresponding period in 2008 primarily due to increased printing costs and bank charges, partially offset by decreased accounting costs. General and administrative costs for the nine month period ended September 30, 2009 increased from the corresponding period in 2008 primarily due to increased printing costs and bank charges, partially offset by decreased accounting and tax preparation costs.
For the three month period ended September 30, 2009, net income increased by $909 from 2008 to 2009 primarily due to the increase in revenues of $5,404, partially offset by the decrease in interest and other income of $683 and the increase in general and administrative expenses of $3,812. For the nine month period ended September 30, 2009, net income decreased by $8,343 from 2008 to 2009 primarily due to the decrease in revenues of $804, the decrease in interest and other income of $6,530 and the increase in general and administrative expenses of $1,009.
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
The Partnership accounts for property and equipment in accordance with authoritative guidance issued by the Financial Accounting Standards Board that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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
Date: November 16, 2009	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002