Form 10-K
period 2009-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2010-03-12
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

DOCUMENTS INCORPORATED BY REFERENCE

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. As of December 31, 2009, the Partnership had a total of nine properties leased to Del Taco.
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

Item 1A.	Risk Factors
None.

Item 2.	Properties
The Partnership acquired ten properties with proceeds obtained from the sale of limited partnership units:

Date of
		Date of	Restaurant	Commencement of
Address	City, State	Acquisition	Constructed	Operation (1)
Rancho California Plaza	Rancho California, CA	December 23, 1986	60 seat with drive through service window	July 14, 1987

East Vista Way	Vista, CA	February 24, 1987	60 seat with drive through service window	September 10, 1987

4th Street	Perris, CA	June 24, 1987	60 seat with drive through service window	December 16, 1987

Foothill Boulevard	Upland, CA	August 3, 1987	60 seat with drive through service window	January 12, 1988

Plaza at Puente Hills	Industry, CA	May 12, 1987	60 seat with drive through service window	February 24, 1988

Twentynine Palms Highway	Twentynine Palms, CA	December 14, 1987	60 seat with drive through service window	May 17, 1988 (2)

East Valley Boulevard	Walnut, CA	April 29, 1988	60 seat with drive through service window	August 31, 1988

West Sepulveda Boulevard	Los Angeles, CA	July 8, 1988	60 seat with drive through service window	January 12, 1989 (3)

Lassen Street	Chatsworth, CA	January 27, 1989	60 seat with drive through service window	August 21, 1989

Hesperia Road	Victorville, CA	December 29, 1989	100 seat with drive through service window	July 5, 1990
See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

Item 2.	Properties — (Continued)

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In November 1997, the Twentynine Palms property was sold yielding net proceeds to the Partnership of $278,612.

(3)	The restaurant was subleased to a franchisee of Del Taco and the restaurant operated as a Del Taco restaurant. On December 29, 1999 the franchise agreement for this restaurant expired. Del Taco began operation of this restaurant as a company-managed facility on December 29, 1999.

Item 3.	Legal Proceedings
The Partnership is not a party to any material pending legal proceedings.

Item 4.	[Reserved]
PART II

Item 5.	Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
The Partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,166 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 8 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.	Selected Financial Data — (Continued)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Rental revenues	$1,053,770	$1,050,381	$1,044,591	$1,051,407	$1,097,579
General and administrative expense	79,945	79,794	79,273	80,994	76,608

Depreciation expense	113,240	113,240	113,240	113,240	113,240

Interest and other income	3,082	9,770	10,367	14,217	8,027

Net income	863,667	867,117	862,445	871,390	915,758
Net income per limited partnership unit	18.09	18.16	18.07	18.25	19.17
Cash distributions per limited partnership unit	20.48	20.58	20.48	20.93	21.12

Total assets	5,456,531	5,565,286	5,679,975	5,808,219	5,940,231

Long-term obligations	577,510	577,510	577,510	577,510	577,510

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Liquidity and Capital Resources – (Continued)
As described in note 6 to the Notes to the Financial Statements contained under Item 8, the Partnership has a death and disability redemption fund totaling $86,017 at December 31, 2009. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
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
Off Balance Sheet Arrangements and Contractual Obligations
None.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2009	2008	2007
Rancho California Plaza, Rancho California, CA	$176,565	$171,811	$166,049
East Vista Way, Vista, CA	101,276	94,149	89,263
Plaza at Puente Hills, Industry, CA	78,647	81,273	81,376
4th Street, Perris, CA	123,968	130,386	139,922
Foothill Blvd., Upland, CA	128,435	130,619	129,241
East Valley Blvd., Walnut, CA	73,549	74,034	75,892
Lassen Street, Chatsworth, CA	151,600	148,970	146,419
Hesperia Road, Victorville, CA	137,635	143,923	139,957
W. Sepulveda Blvd., Los Angeles, CA	82,095	75,216	76,472

Total	$1,053,770	$1,050,381	$1,044,591

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations – (Continued)
The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $1,053,770 during the year ended December 31, 2009, which represents an increase of $3,389 from 2008. The changes in rental revenues between 2008 and 2009 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The Partnership earned rental revenues of $1,050,381 during the year ended December 31, 2008, which represents an increase of $5,790 from 2007. The changes in rental revenues between 2007 and 2008 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2009	2008	2007
Accounting fees	54.93%	61.27%	59.82%
Distribution of information to limited partners	41.16	37.69	38.82
Other	3.91	1.04	1.36

	100.00%	100.00%	100.00%

General and administrative costs increased by $151 from 2008 to 2009. The increase was caused primarily due to increased printing costs and bank charges, partially offset by decreased accounting and tax preparation costs.
General and administrative costs increased by $521 from 2007 to 2008. The increase was caused primarily by the increased costs for annual audit fees.
Depreciation expense was the same in 2009, 2008, and 2007.
Net income decreased by $3,450 from 2008 to 2009 primarily due to the $151 increase in general and administrative expenses and the decrease other income of $6,688, partially offset by the increase in revenues of $3,389.
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
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Restaurant Properties III:
We have audited the accompanying balance sheets of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2009 and 2008 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to examine management’s assessment of the effectiveness of Del Taco Restaurant Properties III’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s report on internal control over financial reporting under Item 9A(T) and, accordingly, we do not express an opinion thereon.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 10, 2010

DEL TACO RESTAURANT PROPERTIES III
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$321,805	$318,322
Receivable from Del Taco LLC	87,661	86,868
Deposits	2,097	1,888

Total current assets	411,563	407,078

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,924,896	3,811,656

	4,958,951	5,072,191

	$5,456,531	$5,565,286

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$70,204	$64,515
Accounts payable	15,714	15,291

Total current liabilities	85,918	79,806

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at December 31, 2009 and 2008	4,840,585	4,954,303
General partner-Del Taco LLC	(47,482)	(46,333)

	4,793,103	4,907,970

	$5,456,531	$5,565,286

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
RENTAL REVENUES	$1,053,770	$1,050,381	$1,044,591

EXPENSES:
General and administrative	79,945	79,794	79,273
Depreciation	113,240	113,240	113,240

	193,185	193,034	192,513

Operating income	860,585	857,347	852,078

OTHER INCOME:
Interest	607	3,300	8,242
Other	2,475	6,470	2,125

Net income	$863,667	$867,117	$862,445

Net income per limited partnership unit (note 2)	$18.09	$18.16	$18.07

Number of limited partnership units used in computing per unit amounts	47,261	47,261	47,261

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2009, 2008, and 2007

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2006	47,261	$5,184,889	$(44,004)	$5,140,885

Net Income	—	853,821	8,624	862,445

Cash Distributions	—	(969,167)	(9,789)	(978,956)

Balance, December 31, 2007	47,261	5,069,543	(45,169)	5,024,374

Net Income	—	858,446	8,671	862,445

Cash Distributions	—	(973,686)	(9,835)	(978,956)

Balance, December 31, 2008	47,261	4,954,303	(46,333)	4,907,970

Net Income	—	855,031	8,636	863,667

Cash Distributions	—	(968,749)	(9,785)	(978,534)

Balance, December 31, 2009	47,261	$4,840,585	$(47,482)	$4,793,103

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$863,667	$867,117	$862,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,240	113,240	113,240
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(793)	(1,226)	968
Deposits	(209)	(234)	217
Payable to limited partners	5,689	(219)	(8,612)
Accounts payable	423	1,934	(3,121)

Net cash provided by operating activities	982,017	980,612	965,137

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(978,534)	(983,521)	(978,956)

Net increase (decrease) in cash	3,483	(2,909)	(13,819)

Beginning cash balance	318,322	321,231	335,050

Ending cash balance	$321,805	$318,322	$321,231

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Partnership: Del Taco Restaurant Properties III, a California limited partnership, (the Partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (General Partner or Del Taco) for operation under the Del Taco trade name. As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 2009, Del Taco Restaurant Properties III had nine properties in operation. The term of the partnership agreement is until December 31, 2025 unless terminated earlier by means provided in the partnership agreement.
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
Basis of Accounting: The Partnership utilizes the accrual method of accounting for transactions relating to the business of the Partnership. The summary of significant accounting policies presented below is designed to assist in understanding the Partnership’s financial statements. Such financial statements and accompanying notes are the representations of the Partnership’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (GAAP) in all material respects, and have been consistently applied in preparing the accompanying financial statements.
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
Net Income Per Limited Partnership Unit: The net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average units outstanding during the periods presented which amounted to 47,261 units for all years presented.
Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Revenue Recognition: Rental revenue is recognized based on 12 percent of gross sales of the restaurants for the corresponding period, and is earned at the point of sale.
Concentration of Risk: The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 at December 31, 2009 and 2008. At December 31, 2009 and 2008, the Partnership had approximately $423,000 and $425,000, respectively, on deposit at one financial institution.
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
NOTE 3 — OBLIGATION TO GENERAL PARTNER
Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction and improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2009, 2008, and 2007.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2021 to 2024. There is no minimum rental under any of the leases. The Partnership had a total of nine properties leased to Del Taco as of December 31, 2009.
The nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $8,781,419, $8,753,175, and $8,704,928 and unaudited net losses of $89,807 and $242,109 during the years ended December 31, 2009 and 2008, respectively, and unaudited net income of $24,944 for the year ended December 31, 2007. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior years primarily relates to increased restaurant revenues and reduced operating expenses partially offset by additional interest expense.
NOTE 5 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2009 and 2008. The rent receivable was collected in January 2010 and 2009, respectively.
The General Partner received $9,785, $9,835 and $9,789 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2009, 2008 and 2007, respectively.
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
NOTE 6 — RESTRICTED CASH
At December 31, 2009 and 2008 the Partnership had a restricted cash balance of $86,017. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2009	2008	2007
Net income per financial statements	$863,667	$867,117	$862,445

Excess book depreciation	28,170	28,168	27,808

Taxable income	$891,837	$895,285	$890,253

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2009, is as follows (unaudited):

Partners’ equity per financial statements	$4,793,103

Issue costs of limited partnership units capitalized for tax purposes	1,741,676

Difference in book vs. tax depreciation	662,824

Other	(107,837)

Partners’ equity for tax purposes	$7,089,766

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 8 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2009 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2006	$5.38	47,291	47,291
March 31, 2007	4.84	47,261	47,261
June 30, 2007	4.68	47,276	47,261
September 30, 2007	5.58	47,271	47,261

Total paid in 2007	$20.48

December 31, 2007	$5.33	47,261	47,261
March 31, 2008	4.66	47,261	47,261
June 30, 2008	5.27	47,261	47,261
September 30, 2008	5.32	47,261	47,261

Total paid in 2008	$20.58

December 31, 2008	$5.22	47,261	47,261
March 31, 2009	4.78	47,261	47,261
June 30, 2009	4.90	47,261	47,261
September 30, 2009	5.58	47,261	47,261

Total paid in 2009	$20.48

Cash distributions per limited partnership unit were calculated based upon the weighted average and cash flow statement units outstanding for each quarter and were paid from operations. Distributions declared in January 2010 for the quarter ended December 31, 2009 amounted to $5.16 per limited partnership unit and were paid in February 2010.
NOTE 9 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2009
Rental revenues	$248,748	$267,999	$272,377	$264,646
Net income	182,709	225,695	229,572	225,691
Net income per limited partnership unit	3.83	4.73	4.81	4.72

Year ended December 31, 2008
Rental revenues	$256,889	$266,067	$266,973	$260,452
Net income	187,856	229,800	228,663	220,798
Net income per limited partnership unit	3.94	4.81	4.79	4.62

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria.

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
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	55
James W. Lyons	Chief Development Officer	54
James D. Stoops	Executive Vice President, Operations	57
Janet D. Erickson	Executive Vice President, Purchasing	53
Steven L. Brake	Treasurer	37
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2009, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $8,636 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $9,785 in distributions relating to its one percent interest in the Partnership.
(b)	During 2009, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2009 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2009	2008
Audit Fees	$17,547	$17,779
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$17,547	$17,779

The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm — Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES III
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Rancho California, CA	$—	$384,400	$257,807	$—	$642,207	209,566	1986	1986	20 (LI), 35 (BI)
Vista, CA	—	512,130	343,471	—	855,601	279,193	1987	1987	20 (LI), 35 (BI)
Industry, CA	—	627,082	420,566	—	1,047,648	341,863	1987	1987	20 (LI), 35 (BI)
Perris, CA	—	437,522	293,434	—	730,956	238,521	1987	1987	20 (LI), 35 (BI)
Upland, CA	—	281,827	189,014	—	470,841	153,637	1987	1987	20 (LI), 35 (BI)
Walnut, CA	—	340,848	228,597	—	569,445	185,814	1988	1988	20 (LI), 35 (BI)
Los Angeles, CA	—	674,283	452,223	—	1,126,506	367,594	1988	1988	20 (LI), 35 (BI)
Chatsworth, CA	—	642,475	430,890	—	1,073,365	350,260	1989	1989	20 (LI), 35 (BI)
Victorville, CA	—	505,399	338,957	—	844,356	275,530	1989	1989	20 (LI), 35 (BI)

	$—	$4,405,966	$2,954,959	$—	$7,360,925	$2,401,977

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2006:	$7,360,925	$2,062,257
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2007:	7,360,925	2,175,497
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2008:	7,360,925	2,288,737
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2009:	$7,360,925	$2,401,977

The aggregate cost basis of Del Taco Restaurant Properties III real estate assets for Federal income tax purposes was $6,139,803 at December 31, 2009.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III
a California limited partnership

Del Taco LLC
General Partner

Date March 12, 2010	Paul J. B. Murphy, III Paul J.B. Murphy, III
Chief Executive Officer

Date March 12, 2010	James W. Lyons James W. Lyons
Chief Development Officer

Date March 12, 2010	Steven L. Brake Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Descriptions
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