Form 10-Q
period 2010-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2010-05-17
CIK 786360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$287,881	$321,805
Receivable from Del Taco LLC	90,667	87,661
Deposits	2,004	2,097

Total current assets	380,552	411,563

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,953,206	3,924,896

	4,930,641	4,958,951

	$5,397,210	$5,456,531

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$70,181	$70,204
Accounts payable	19,580	15,714

Total current liabilities	89,761	85,918

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at March 31, 2010 and December 31, 2009	4,778,052	4,840,585
General partner-Del Taco LLC	(48,113)	(47,482)

	4,729,939	4,793,103

	$5,397,210	$5,456,531

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
RENTAL REVENUES	$249,723	$248,748

EXPENSES:
General and administrative	38,007	38,225
Depreciation	28,310	28,310

	66,317	66,535

Operating income	183,406	182,213

OTHER INCOME:
Interest	130	171
Other	225	325

Net income	$183,761	$182,709

Net income per limited partnership unit (Note 3)	$3.85	$3.83

Number of units used in computing per unit amounts	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$183,761	$182,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,310	28,310
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(3,006)	(3,989)
Deposits	93	117
Payable to limited partners	(23)	2,228
Accounts payable	3,866	21,300

Net cash provided by operating activities	213,001	230,675

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(246,925)	(249,133)

Net decrease in cash	(33,924)	(18,458)

Beginning cash balance	321,805	318,322

Ending cash balance	$287,881	$299,864

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2010, the results of operations and cash flows for the three month periods ended March 31, 2010 and 2009 have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Amounts related to the disclosure of December 31, 2009 balances within these condensed financial statements were derived from the 2009 audited financial statements.
NOTE 2 — RESTRICTED CASH
At March 31, 2010 and December 31, 2009, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2010
UNAUDITED
NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 in 2010 and 2009.
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
For the three months ended March 31, 2010, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,081,025 and unaudited net losses of $56,903, as compared to unaudited sales of $2,072,902 and $63,440, respectively, for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to an increase in restaurant revenues.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2010
UNAUDITED
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2010. The March rent receivable was collected in April 2010.
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
NOTE 6 — DISTRIBUTIONS
Total cash distributions declared and paid in January 2010 were $246,925. On April 28, 2010, a distribution to the limited partners of $210,849, or approximately $4.45 per limited partnership unit, was declared. Such distribution was paid on May 3, 2010. The General Partner also received a distribution of $2,130 with respect to its 1% partnership interest in May 2010.
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 8 — CONCENTRATION OF RISK
The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2010 and 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. The Federal Depository Insurance Commission’s limits were $250,000 at March 31, 2010 and 2009. At March 31, 2010 and December 31, 2009, the Partnership had approximately $406,000 and $423,000, respectively, on deposit at one financial institution.

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
As described in Note 2 to the Notes to the Condensed Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at March 31, 2010 and December 31, 2009, respectively. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2010	2009

Rancho California Plaza, Temecula, CA	$41,522	$40,622
East Vista Way, Vista, CA	24,139	24,160
Plaza at Puente Hills, Industry, CA	18,345	18,001
4th Street, Perris, CA	28,990	29,568
Foothill Blvd., Upland, CA	29,541	30,547
East Valley Blvd., Walnut, CA	18,470	17,106
Lassen Street, Chatsworth, CA	35,302	35,945
Hesperia Road, Victorville, CA	33,304	33,971
W. Sepulveda Blvd., Los Angeles, CA	20,110	18,828

Total	$249,723	$248,748

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $249,723 during the three month period ended March 31, 2010, which represents an increase of $975 from 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to increases in sales levels at the restaurants under lease.
The increase in accounts payable from December 31, 2009 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2010	2009
Accounting fees	76.50%	79.12%
Distribution of information to limited partners	23.50	20.88

	100.00%	100.00%

General and administrative costs decreased from 2009 to 2010 primarily due to decreased audit fees, tax preparation fees, and costs for printing and the distribution of information to limited partners, partially offset by increased bank charges.
Net income increased by $1,052 from 2009 to 2010 due to the increases in revenues of $975 and the decrease in general and administrative expenses of $218, partially offset by the decrease of interest and other income of $141.
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2009 Form 10-K.
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

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant Del Taco LLC General Partner
Date: May 17, 2010	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002