Form 10-Q
period 2010-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2010-08-16
CIK 786360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$311,076	$321,805
Receivable from Del Taco LLC	86,970	87,661
Deposits	1,913	2,097

Total current assets	399,959	411,563

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	3,981,516	3,924,896

	4,902,331	4,958,951

	$5,388,307	$5,456,531

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$61,463	$70,204
Accounts payable	11,732	15,714

Total current liabilities	73,195	85,918

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at June 30, 2010 and December 31, 2009	4,785,639	4,840,585
General partner-Del Taco LLC	(48,037)	(47,482)

	4,737,602	4,793,103

	$5,388,307	$5,456,531

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
RENTAL REVENUES	$260,039	$267,999	$509,762	$516,747

EXPENSES:
General and administrative	12,563	14,879	50,570	53,105
Depreciation	28,310	28,310	56,620	56,620

	40,873	43,189	107,190	109,725

Operating income	219,166	224,810	402,572	407,022

OTHER INCOME:
Interest	127	160	257	331
Other	1,350	725	1,575	1,050

Net income	$220,643	$225,695	$404,404	$408,403

Net income per limited partnership unit (note 3)	$4.62	$4.73	$8.47	$8.55

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$404,404	$408,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,620	56,620
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	691	(2,066)
Deposits	184	234
Payable to limited partners	(8,741)	(1,857)
Accounts payable	(3,982)	(580)

Net cash provided by operating activities	449,176	460,754

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(459,905)	(477,553)

Net decrease in cash	(10,729)	(16,799)

Beginning cash balance	321,805	318,322

Ending cash balance	$311,076	$301,523

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2010, the results of operations for the three and six month periods ended June 30, 2010 and 2009 and cash flows for the six month periods ended June 30, 2010 and 2009 have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these condensed financial statements were derived from the audited 2009 financial statements.
NOTE 2 — RESTRICTED CASH
At June 30, 2010 and December 31, 2009, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
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
For the three months ended June 30, 2010, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,166,990 and unaudited net income of $716, as compared to $2,233,322 and unaudited net losses of $34,695 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced operating expenses partially offset by reduced sales compared to the prior year.
For the six months ended June 30, 2010, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,248,015 and unaudited net losses of $56,188, as compared to $4,306,224 and unaudited net losses of $98,135 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced operating expenses partially offset by reduced sales compared to the prior year.
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2010. The June rent receivable was collected in July 2010.
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
NOTE 6 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2010 were $246,925 and $212,980, respectively. On July 28, 2010, a distribution to the limited partners of $242,485, or approximately $5.12 per limited partnership unit, was declared. Such distribution was paid on August 5, 2010. The General Partner also received a distribution of $2,449 with respect to its 1% partnership interest.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
UNAUDITED
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 8 — CONCENTRATION OF RISK
The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2010 and 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. The Federal Depository Insurance Commission’s limits were $250,000 at June 30, 2010 and 2009. At June 30, 2010 and December 31, 2009, the Partnership had approximately $418,000 and $423,000, respectively, on deposit at one financial institution.

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
As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at June 30, 2010. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Rancho California Plaza, Rancho California, CA	$43,656	$44,539	$85,178	$85,160
East Vista Way, Vista, CA	26,048	25,443	50,188	49,603
Plaza at Puente Hills, Industry, CA	17,811	19,987	36,155	37,988
4th Street, Perris, CA	30,885	31,981	59,874	61,550
Foothill Blvd., Upland, CA	30,237	33,203	59,778	63,750
East Valley Blvd., Walnut, CA	18,936	18,355	37,406	35,461
Lassen Street, Chatsworth, CA	37,198	38,530	72,501	74,476
Hesperia Road, Victorville, CA	34,364	35,573	67,668	69,543
W. Sepulveda Blvd., Los Angeles, CA	20,904	20,388	41,014	39,216

Total	$260,039	$267,999	$509,762	$516,747

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $260,039 during the three month period ended June 30, 2010, which represents a decrease of $7,960 from the corresponding period in 2009. The Partnership earned rental revenue of $509,762 during the six month period ended June 30, 2010, which represents a decrease of $6,985 from the corresponding period in 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Accounting fees	44.95%	44.02%	72.36%	73.03%
Distribution of information to limited partners	55.05%	55.98%	27.64%	26.97%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs decreased during the three month and six month period from 2009 to 2010 primarily due to decreased audit fees, tax preparation fees, software licensing fees and costs for printing and the distribution of information to limited partners, partially offset by increased bank charges.
For the three month period ended June 30, 2010, net income decreased by $5,052 from 2009 to 2010 primarily due to the decrease in revenues of $7,960, partially offset by the increase in interest and other income of $592 and the decrease in general and administrative expenses of $2,316. For the six month period ended June 30, 2010, net income decreased by $3,999 from 2009 to 2010 primarily due to the decrease in revenues of $6,985, partially offset by the increase in interest and other income of $451 and the decrease in general and administrative expenses of $2,535.
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

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 16, 2010	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002