Form 10-Q
period 2010-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2010-11-15
CIK 786360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$330,138	$321,805
Receivable from Del Taco LLC	86,961	87,661
Deposits	2,508	2,097

Total current assets	419,607	411,563

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	4,009,826	3,924,896

	4,874,021	4,958,951

	$5,379,645	$5,456,531

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$62,467	$70,204
Accounts payable	20,902	15,714

Total current liabilities	83,369	85,918

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at September 30, 2010 and December 31, 2009	4,766,991	4,840,585
General partner-Del Taco LLC	(48,225)	(47,482)

	4,718,766	4,793,103

	$5,379,645	$5,456,531

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
RENTAL REVENUES	$267,525	$272,377	$777,287	$789,124

EXPENSES:
General and administrative	13,673	14,885	64,243	67,989
Depreciation	28,310	28,310	84,930	84,930

	41,983	43,195	149,173	152,919

Operating income	225,542	229,182	628,114	636,205

OTHER INCOME:
Interest	130	140	387	471
Other	425	250	2,000	1,300

Net income	$226,097	$229,572	$630,501	$637,976

Net income per limited partnership unit (note 3)	$4.74	$4.81	$13.21	$13.36

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$630,501	$637,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,930	84,930
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	700	(2,388)
Deposits	(411)	(301)
Payable to limited partners	(7,737)	1,675
Accounts payable	5,188	9,161

Net cash provided by operating activities	713,171	731,053

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(704,838)	(711,726)

Net change in cash	8,333	19,327

Beginning cash balance	321,805	318,322

Ending cash balance	$330,138	$337,649

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2010, the results of operations for the three and nine month periods ended September 30, 2010 and 2009 and cash flows for the nine month periods ended September 30, 2010 and 2009 have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these condensed financial statements were derived from the audited 2009 financial statements.
NOTE 2 — RESTRICTED CASH
At September 30, 2010 and December 31, 2009, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 during the three months and nine months ended September 30, 2010.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
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
For the three months ended September 30, 2010, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,229,375 and unaudited net income of $25,363, as compared to $2,269,810 and unaudited net losses of $12,789 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced interest charges due to a decrease in debt and related interest rate.
For the nine months ended September 30, 2010, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $6,477,390 and unaudited net losses of $30,825, as compared to $6,576,034 and unaudited net losses of $110,924 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced interest charges due to a decrease in debt and related interest rate.
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2010. The September rent was collected in October 2010.
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
NOTE 6 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2010 were $246,925, $212,980 and $244,933, respectively. On October 27, 2010, a distribution to the limited partners of $260,385, or approximately $5.50 per limited partnership unit, was declared. Such distribution was paid on November 3, 2010. The General Partner also received a distribution of $2,630 with respect to its 1% partnership interest in November 2010.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UNAUDITED
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 8 — CONCENTRATION OF RISK
The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2010 and 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. The Federal Depository Insurance Commission’s limit was $250,000 at September 30, 2010 and December 31, 2009. At September 30, 2010 and December 31, 2009, the Partnership had approximately $435,000 and $423,000, respectively, on deposit at one financial institution.

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
As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at September 30, 2010. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Rancho California Plaza, Rancho California, CA	$44,258	$45,954	$129,436	$131,114
East Vista Way, Vista, CA	26,393	26,229	76,580	75,833
Plaza at Puente Hills, Industry, CA	19,043	20,777	55,199	58,765
4th Street, Perris, CA	31,413	32,577	91,288	94,126
Foothill Blvd., Upland, CA	31,637	32,979	91,414	96,729
East Valley Blvd., Walnut, CA	19,276	19,154	56,682	54,615
Lassen Street, Chatsworth, CA	37,616	39,272	110,116	113,747
Hesperia Road, Victorville, CA	36,007	34,171	103,676	103,715
W. Sepulveda Blvd., Los Angeles, CA	21,882	21,264	62,896	60,480

Total	$267,525	$272,377	$777,287	$789,124

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $267,525 during the three month period ended September 30, 2010, which represents a decrease of $4,852 from the corresponding period in 2009. The Partnership earned rental revenue of $777,287 during the nine month period ended September 30, 2010, which represents a decrease of $11,837 from the corresponding period in 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Accounting fees	55.75%	39.43%	68.83%	65.67%
Distribution of information to limited partners	44.25%	60.57%	31.17%	34.33%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2010 decreased from the corresponding period in 2009 primarily due to decreased printing costs and bank charges, partially offset by increased accounting costs and software licensing fees. General and administrative costs for the nine month period ended September 30, 2010 decreased from the corresponding period in 2009 primarily due to decreased printing costs, partially offset by increased accounting costs.
For the three month period ended September 30, 2010, net income decreased by $3,475 from 2009 to 2010 primarily due to the decrease in revenues of $4,852, partially offset by the increase in interest and other income of $165 and the decrease in general and administrative expenses of $1,212. For the nine month period ended September 30, 2010, net income decreased by $7,475 from 2009 to 2010 primarily due to the decrease in revenues of $11,837, partially offset by the increase in interest and other income of $616 and the decrease in general and administrative expenses of $3,746.
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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 15, 2010	/s/ Steven L. Brake Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002