Form 10-K
period 2010-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2011-03-30
CIK 786360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. As of December 31, 2010, the Partnership had a total of nine properties leased to Del Taco.
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
Item 4.    [Reserved]
PART II
Item 5.    Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
The Partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,132 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Notes 6 and 8 to the Notes to the Financial Statements contained under Item 8.
Item 6.    Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.    Selected Financial Data — (Continued)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Rental revenues	$1,036,594	$1,053,770	$1,050,381	$1,044,591	$1,051,407
General and administrative expense	76,117	79,945	79,794	79,273	80,994

Depreciation expense	112,737	113,240	113,240	113,240	113,240

Interest and other income	4,289	3,082	9,770	10,367	14,217

Net income	852,029	863,667	867,117	862,445	871,390
Net income per limited partnership unit	17.85	18.09	18.16	18.07	18.25
Cash distributions per limited partnership unit	20.23	20.48	20.58	20.48	20.93

Total assets	5,331,937	5,456,531	5,565,286	5,679,975	5,808,219

Long-term obligations	577,510	577,510	577,510	577,510	577,510
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Liquidity and Capital Resources – (Continued)
As described in note 6 to the Notes to the Financial Statements contained under Item 8, the Partnership has a death and disability redemption fund totaling $86,017 at December 31, 2010. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
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
Off Balance Sheet Arrangements and Contractual Obligations
None.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2010	2009	2008
Rancho California Plaza, Rancho California, CA	$174,756	$176,565	$171,811
East Vista Way, Vista, CA	102,004	101,276	94,149
Plaza at Puente Hills, Industry, CA	74,052	78,647	81,273
4th Street, Perris, CA	119,456	123,968	130,386
Foothill Blvd., Upland, CA	121,698	128,435	130,619
East Valley Blvd., Walnut, CA	74,553	73,549	74,034
Lassen Street, Chatsworth, CA	146,181	151,600	148,970
Hesperia Road, Victorville, CA	139,331	137,635	143,923
W. Sepulveda Blvd., Los Angeles, CA	84,563	82,095	75,216

Total	$1,036,594	$1,053,770	$1,050,381

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations – (Continued)
The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $1,036,594 during the year ended December 31, 2010, which represents a decrease of $17,176 from 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The Partnership earned rental revenues of $1,053,770 during the year ended December 31, 2009, which represents an increase of $3,389 from 2008. The changes in rental revenues between 2008 and 2009 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2010	2009	2008
Accounting fees	57.26%	54.93%	61.27%
Distribution of information to limited partners	39.64	41.16	37.69
Independent appraisals	—	—	—
Other	3.10	3.91	1.04

	100.00	100.00	100.00

General and administrative costs decreased by $3,828 from 2009 to 2010. The decrease was caused primarily by decreased printing costs.
General and administrative costs increased by $151 from 2008 to 2009. The increase was caused primarily due to increased printing costs and bank charges, partially offset by decreased accounting and tax preparation costs.
Depreciation expense decreased by $503 in 2010 because certain assets became fully depreciated. Depreciation expense and was the same in 2009 and 2008.
Net income decreased by $11,638 from 2009 to 2010 primarily due to the decrease in revenues of $17,176, partially offset by the decrease in general and administrative expenses of $3,828, the increase in interest and other income of $1,207 and the decrease in depreciation expense of $503.
Net income decreased by $3,450 from 2008 to 2009 primarily due to the $151 increase in general and administrative expenses and the decrease in other income of $6,689, partially offset by the increase in revenues of $3,389.

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
None.

Item 8.    Financial Statements and Supplementary Data
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Restaurant Properties III:
We have audited the accompanying balance sheets of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2010 and 2009 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 29, 2011

DEL TACO RESTAURANT PROPERTIES III
BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$309,131	$321,805
Receivable from Del Taco LLC	88,135	87,661
Deposits	2,440	2,097

Total current assets	399,706	411,563

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	4,037,633	3,924,896

	4,846,214	4,958,951

	$5,331,937	$5,456,531

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$62,605	$70,204
Accounts payable	14,543	15,714

Total current liabilities	77,148	85,918

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at December 31, 2010 and 2009	4,725,920	4,840,585
General partner-Del Taco LLC	(48,641)	(47,482)

	4,677,279	4,793,103

	$5,331,937	$5,456,531

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
RENTAL REVENUES	$1,036,594	$1,053,770	$1,050,381

EXPENSES:
General and administrative	76,117	79,945	79,794
Depreciation	112,737	113,240	113,240

	188,854	193,185	193,034

Operating income	847,740	860,585	857,347

OTHER INCOME:
Interest	1,114	607	3,300
Other	3,175	2,475	6,470

Net income	$852,029	$863,667	$867,117

Net income per limited partnership unit (note 2)	$17.85	$18.09	$18.16

Number of limited partnership units used in computing per unit amounts	47,261	47,261	47,261

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2010, 2009, and 2008

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2007	47,261	$5,069,543	$(45,169)	$5,024,374

Net Income	—	858,446	8,671	867,117

Cash Distributions	—	(973,686)	(9,835)	(983,521)

Balance, December 31, 2008	47,261	4,954,303	(46,333)	4,907,970

Net Income	—	855,031	8,636	863,667

Cash Distributions	—	(968,749)	(9,785)	(978,534)

Balance, December 31, 2009	47,261	4,840,585	(47,482)	4,793,103

Net Income	—	843,509	8,520	852,029

Cash Distributions	—	(958,174)	(9,679)	(967,853)

Balance, December 31, 2010	47,261	$4,725,920	$(48,641)	$4,677,279

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$852,029	$863,667	$867,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112,737	113,240	113,240
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(474)	(793)	(1,226)
Deposits	(343)	(209)	(234)
Payable to limited partners	(7,599)	5,689	(219)
Accounts payable	(1,171)	423	1,934

Net cash provided by operating activities	955,179	982,017	980,612

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(967,853)	(978,534)	(983,521)

Net increase (decrease) in cash	(12,674)	3,483	(2,909)

Beginning cash balance	321,805	318,322	321,231

Ending cash balance	$309,131	$321,805	$318,322

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Partnership: Del Taco Restaurant Properties III, a California limited partnership, (the Partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (General Partner or Del Taco) for operation under the Del Taco trade name. As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. As of December 31, 2010, Del Taco Restaurant Properties III had nine properties in operation. The term of the partnership agreement is until December 31, 2025 unless terminated earlier by means provided in the partnership agreement.
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
Net Income Per Limited Partnership Unit: The net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average units outstanding during the periods presented which amounted to 47,261 in 2010, 2009 and 2008, respectively.
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
Concentration of Risk: The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 for interest bearing accounts at December 31, 2010 and 2009. At December 31, 2010 and 2009, the Partnership had approximately $411,000 and $423,000, respectively, on deposit at one financial institution.
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
NOTE 3 — OBLIGATION TO GENERAL PARTNER
Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction and improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2010, 2009, and 2008.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2021 to 2024. There is no minimum rental under any of the leases. The Partnership had a total of nine properties leased to Del Taco as of December 31, 2010.
The nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $8,638,283, $8,781,419, and $8,753,175 and unaudited net losses of $65,785, $89,807 and $242,109 during the years ended December 31, 2010, 2009 and 2008, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The decrease in net loss from the corresponding period of the prior year primarily relates to decreased interest expense. The decrease in net loss from the corresponding period two years ago primarily relates to increased restaurant revenues and reduced operating expenses partially offset by additional interest expense.
NOTE 5 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the months of December 2010 and 2009. The rent receivable was collected in January 2011 and 2010, respectively.
The General Partner received $9,679, $9,785 and $9,835 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2010, 2009 and 2008, respectively.
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
NOTE 6 — RESTRICTED CASH
At December 31, 2010 and 2009 the Partnership had a restricted cash balance of $86,017. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2010	2009	2008
Net income per financial statements	$852,029	$863,667	$867,117

Excess book depreciation	28,170	28,170	28,168

Taxable income	$880,199	$891,837	$895,285

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2010, is as follows (unaudited):

Partners’ equity per financial statements	$4,677,279

Issue costs of limited partnership units capitalized for tax purposes	1,741,676

Difference in book vs. tax depreciation	690,994

Other	(107,837)

Partners’ equity for tax purposes	$7,002,112

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 8 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions paid to limited partners for the three years ended December 31, 2010 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2007	$5.33	47,291	47,291
March 31, 2008	4.66	47,261	47,261
June 30, 2008	5.27	47,276	47,261
September 30, 2008	5.32	47,271	47,261

Total paid in 2008	$20.58

December 31, 2008	$5.22	47,261	47,261
March 31, 2009	4.78	47,261	47,261
June 30, 2009	4.90	47,261	47,261
September 30, 2009	5.58	47,261	47,261

Total paid in 2009	$20.48

December 31, 2009	$5.17	47,261	47,261
March 31, 2010	4.46	47,261	47,261
June 30, 2010	5.12	47,261	47,261
September 30, 2010	5.50	47,261	47,261

Total paid in 2010	$20.25

Cash distributions per limited partnership unit were calculated based upon the weighted average and cash flow statement units outstanding for each quarter and were paid from operations. Distributions declared in January 2010 for the quarter ended December 31, 2010 amounted to $5.06 per limited partnership unit and were paid in February 2011.
NOTE 9 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2010
Rental revenues	$249,723	$260,039	$267,525	$259,307
Net income	183,761	220,643	226,097	221,528
Net income per limited partnership unit	3.85	4.62	4.74	4.64

Year ended December 31, 2009
Rental revenues	$248,748	$267,999	$272,377	$264,646
Net income	182,709	225,695	229,572	225,691
Net income per limited partnership unit	3.83	4.73	4.81	4.72

DEL TACO RESTAURANT PROPERTIES III
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 10 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer and decreased due to the reissuance of certain distribution checks.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None

Item 9A.	Controls and Procedures
Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost—benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on these criteria.
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
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	56
James W. Lyons	Chief Development Officer	55
James D. Stoops	Executive Vice President, Operations	58
Janet D. Erickson	Executive Vice President, Purchasing	54
Steven L. Brake	Chief Financial Officer	38
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
Paul J.B. Murphy, III, Chief Executive Officer of Del Taco LLC. Mr. Murphy has served as Chief Executive Officer since February of 2009. He previously served as President and Chief Executive Officer of Einstein Noah Restaurant Group, Inc. (formerly, New World Restaurant Group, Inc.) from October of 2003 to December of 2007.
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
Steven L. Brake, Senior Vice President, Chief Financial Officer of Del Taco LLC. Mr. Brake has served as Chief Financial Officer since April of 2010 and previously served as Treasurer from March 2006 to April 2010 and as the Corporate Controller of Del Taco LLC from September 2003 to March of 2006. From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments. Mr. Brake was a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.
(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.
(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.
During 2010, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $8,520 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $9,679 in distributions relating to its one percent interest in the Partnership.
(b)	During 2010, the Partnership had no business relationships with any entity of a type required to be reported under this item.
(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2010 for any amount.
(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2010	2009
Audit Fees	$16,563	$17,547
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$16,563	$17,547

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm — Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES III
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Rancho California, CA	$—	$384,400	$257,807	$—	$642,207	219,402	1986	1986	20 (LI), 35 (BI)
Vista, CA	—	512,130	343,471	—	855,601	292,297	1987	1987	20 (LI), 35 (BI)
Industry, CA	—	627,082	420,566	—	1,047,648	357,908	1987	1987	20 (LI), 35 (BI)
Perris, CA	—	437,522	293,434	—	730,956	249,716	1987	1987	20 (LI), 35 (BI)
Upland, CA	—	281,827	189,014	—	470,841	160,848	1987	1987	20 (LI), 35 (BI)
Walnut, CA	—	340,848	228,597	—	569,445	194,535	1988	1988	20 (LI), 35 (BI)
Los Angeles, CA	—	674,283	452,223	—	1,126,506	384,847	1988	1988	20 (LI), 35 (BI)
Chatsworth, CA	—	642,475	430,890	—	1,073,365	366,699	1989	1989	20 (LI), 35 (BI)
Victorville, CA	—	505,399	338,957	—	844,356	288,461	1989	1989	20 (LI), 35 (BI)

	$—	$4,405,966	$2,954,959	$—	$7,360,925	$2,514,714

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2007:	$7,360,925	$2,175,497
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2008:	7,360,925	2,288,737
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2009:	7,360,925	2,401,977
Additions	—	112,737
Retirements	—	—

Balances at December 31, 2010:	$7,360,925	$2,514,714

The aggregate cost basis of Del Taco Restaurant Properties III real estate assets for Federal income tax purposes was $6,139,803 at December 31, 2010.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III a California limited partnership

Del Taco LLC General Partner
Date March 30, 2011	Paul J. B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 30, 2011	James W. Lyons
James W. Lyons
Chief Development Officer

Date March 30, 2011	Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
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