Form 10-Q
period 2011-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2011-05-16
CIK 786360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

INDEX
DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$294,096	$309,131
Receivable from Del Taco LLC	90,669	88,135
Deposits	2,228	2,440

Total current assets	386,993	399,706

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land and improvements	4,405,966	4,405,966
Buildings and improvements	2,954,959	2,954,959
Machinery and equipment	1,522,922	1,522,922

	8,883,847	8,883,847
Less—accumulated depreciation	4,058,740	4,037,633

	4,825,107	4,846,214

	$5,298,117	$5,331,937

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$66,421	$62,605
Accounts payable	28,050	14,543

Total current liabilities	94,471	77,148

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at March 31, 2011 and December 31, 2010	4,675,287	4,725,919
General partner-Del Taco LLC	(49,151)	(48,640)

	4,626,136	4,677,279

	$5,298,117	$5,331,937

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
RENTAL REVENUES	$250,437	$249,723

EXPENSES:
General and administrative	39,428	38,007
Depreciation	21,107	28,310

	60,535	66,317

Operating income	189,902	183,406

OTHER INCOME:
Interest	122	130
Other	675	225

Net income	$190,699	$183,761

Net income per limited partnership unit (Note 3)	$3.99	$3.85

Number of units used in computing per unit amounts	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$190,699	$183,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,107	28,310
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,534)	(3,006)
Deposits	212	93
Payable to limited partners	3,816	(23)
Accounts payable	13,507	3,866

Net cash provided by operating activities	226,807	213,001

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(241,842)	(246,925)

Net change in cash	(15,035)	(33,924)

Beginning cash balance	309,131	321,805

Ending cash balance	$294,096	$287,881

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2011, the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010 have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Amounts related to the disclosure of December 31, 2010 balances within these condensed financial statements were derived from the audited 2010 financial statements.
NOTE 2 — RESTRICTED CASH
At March 31, 2011 and December 31, 2010, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2011
UNAUDITED
NOTE 3 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 in 2011 and 2010.
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
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2022 to 2024. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss.
For the three months ended March 31, 2011, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,086,979 and unaudited net losses of $25,010, as compared to unaudited sales of $2,081,025 and unaudited net losses of $56,903, respectively, for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced interest charges due to a decrease in debt and related interest rate.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2011
UNAUDITED
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2011. The March rent receivable was collected in April 2011.
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
NOTE 6 — DISTRIBUTIONS
Total cash distributions declared and paid in January 2011 were $241,842. On April 29, 2011, a distribution to the limited partners of $220,739, or approximately $4.67 per limited partnership unit, was declared. Such distribution was paid on May 6, 2011. The General Partner also received a distribution of $2,230 with respect to its 1% partnership interest in May 2011.
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 8 — CONCENTRATION OF RISK
The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2011 and 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. The Federal Depository Insurance Commission’s limits were $250,000 at March 31, 2011 and 2010. At March 31, 2011 and December 31, 2010, the Partnership had approximately $398,000 and $411,000, respectively, on deposit at one financial institution.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2011
UNAUDITED
NOTE 9 — SUBSEQUENT EVENTS
On May 3, 2011, an automobile accident resulted in a total casualty loss of the Plaza at Puente Hills restaurant in Industry, California. The location is covered by insurance and the General Partner is currently evaluating the expected insurance recovery as well as future plans for this location pursuant to the lease and partnership agreements. The restaurant is currently closed until such determination has been made. Pursuant to the lease agreement, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. No additional revenues are expected to be generated from this location in the near term.
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
As described in Note 2 to the Notes to the Condensed Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at March 31, 2011 and December 31, 2010, respectively. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant for the three months ended March 31, 2011 (unaudited):

	Three Months Ended
	March 31,
	2011	2010
Rancho California Plaza, Temecula, CA	$40,756	$41,522
East Vista Way, Vista, CA	25,226	24,139
Plaza at Puente Hills, Industry, CA	17,936	18,345
4th Street, Perris, CA	27,930	28,990
Foothill Blvd., Upland, CA	29,144	29,541
East Valley Blvd., Walnut, CA	17,717	18,470
Lassen Street, Chatsworth, CA	35,031	35,302
Hesperia Road, Victorville, CA	35,333	33,304
W. Sepulveda Blvd., Los Angeles, CA	21,364	20,110

Total	$250,437	$249,723

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $250,437 during the three month period ended March 31, 2011, which represents an increase of $714 from 2010. The changes in rental revenues between 2010 and 2011 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The increase in accounts payable from December 31, 2010 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense

	Three Months Ended
	March 31,
	2011	2010
Accounting fees	76.86%	76.50%
Distribution of information to limited partners	23.14%	23.50%

	100.00%	100.00%

General and administrative costs increased from 2010 to 2011 primarily due to increased accounting fees and costs for printing and the distribution of information to limited partners. Depreciation expense decreased as land improvements became fully depreciated in the fourth quarter of 2010.
Net income increased by $6,938 from 2010 to 2011 due to the increases in revenues of $714, the increase interest and other income of $442 and the decrease in depreciation expense of $7,203, partially offset by the increase in general and administrative expenses of $1,421.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2010 Form 10-K.
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

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant Del Taco LLC General Partner
Date: May 16, 2011	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002