Form 10-Q
period 2011-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2011-08-15
CIK 786360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

INDEX
DEL TACO RESTAURANT PROPERTIES III

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Statements of Income for the three and six months ended June 30, 2011 and 2010 (Unaudited)	4

Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 6. Exhibits	14

SIGNATURE	15
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES III
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$299,649	$309,131
Receivable from Del Taco LLC	85,897	88,135
Insurance receivable	140,683	—
Other current assets	2,013	2,440

Total current assets	528,242	399,706

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,829,693	3,829,693
Land improvements	494,254	576,273
Buildings and improvements	2,534,393	2,954,959
Machinery and equipment	1,306,171	1,522,922

	8,164,511	8,883,847
Less—accumulated depreciation	3,499,180	4,037,633

	4,665,331	4,846,214

	$5,279,590	$5,331,937

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$66,885	$62,605
Accounts payable	9,983	14,543

Total current liabilities	76,868	77,148

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at June 30, 2011 and December 31, 2010	4,674,373	4,725,920
General partner-Del Taco LLC	(49,161)	(48,641)

	4,625,212	4,677,279

	$5,279,590	$5,331,937

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
RENTAL REVENUES	$254,923	$260,039	$505,360	$509,762

EXPENSES:
General and administrative	15,012	12,563	54,439	50,570
Depreciation	19,093	28,310	40,200	56,620

	34,105	40,873	94,639	107,190

Operating income	220,818	219,166	410,721	402,572

OTHER INCOME (EXPENSE):
Interest	125	127	247	257
Other	1,100	1,350	1,775	1,575

Net income	$222,043	$220,643	$412,743	$404,404

Net income per limited partnership unit (note 3)	$4.65	$4.62	$8.65	$8.47

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$412,743	$404,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,200	56,620
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	2,238	691
Other current assets	427	184
Payable to limited partners	4,280	(8,741)
Accounts payable	(4,560)	(3,982)

Net cash provided by operating activities	455,328	449,176

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(464,810)	(459,905)

Net decrease in cash	(9,482)	(10,729)

Beginning cash balance	309,131	321,805

Ending cash balance	$299,649	$311,076

Supplemental disclosure of noncash investing activities:
In connection with the total casualty loss of a restaurant (see Note 9), property and equipment of $719,336 and accumulated depreciation of $578,653 were written off and a corresponding insurance receivable of $140,683 was recorded.
See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2011, the results of operations for the three and six month periods ended June 30, 2011 and 2010 and cash flows for the six month periods ended June 30, 2011 and 2010 have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Amounts related to disclosure of December 31, 2010 balances within these condensed financial statements were derived from the audited 2010 financial statements.
Management has evaluated events subsequent to June 30, 2011 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.
NOTE 2 — RESTRICTED CASH
At June 30, 2011 and December 31, 2010, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.
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

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
UNAUDITED
NOTE 4 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2022 to 2024. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss (See Note 9).
For the three months ended June 30, 2011, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,067,906 and unaudited net losses of $6,639, as compared to $2,166,990 and unaudited net income of $716 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The decrease in net income from the corresponding period of the prior year primarily relates to the decrease in sales partially offset by the decrease in operating expenses both of which were primarily due to the loss of Unit 218 (see Note 9).
For the six months ended June 30, 2011, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,154,885 and unaudited net losses of $31,649, as compared to $4,248,015 and unaudited net losses of $56,188 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The decrease in net losses from the corresponding period of the prior year primarily relates to a decrease in operating expenses compared to the prior year, partially offset by the decrease in sales due to the loss of Unit 218 (see Note 9).
NOTE 5 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2011. The June rent receivable was collected in July 2011.
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
NOTE 6 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2011 were $241,842 and $222,968, respectively. On July 25, 2011, a distribution to the limited partners of $225,781, or approximately $4.77 per limited partnership unit, was declared. Such distribution was paid on August 2, 2011. The General Partner also received a distribution of $2,281 with respect to its 1% partnership interest.

DEL TACO RESTAURANT PROPERTIES III
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
UNAUDITED
NOTE 7 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 8 — CONCENTRATION OF RISK
The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2011 and 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Corporation’s limits. The Federal Depository Insurance Corporation’s limits were $250,000 at June 30, 2011 and 2010. At June 30, 2011 and December 31, 2010, the Partnership had approximately $415,000 and $411,000, respectively, on deposit at one financial institution.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
On May 3, 2011, an automobile accident and ensuing fire resulted in a total casualty loss of the Plaza at Puente Hills restaurant in Industry, California (Unit 218). The restaurant has not conducted any operations since that date. Unit 218 is operated by Del Taco on real property and improvements owned by the Partnership and leased to Del Taco under a standard lease dated February 24, 1988 between Del Taco and the Partnership, as amended (the Lease). The Lease provides for rental payments equal to 12% of the gross sales (as defined in the Lease) at Unit 218. During fiscal 2010, 2009 and 2008 the annual 12% rental paid to the Partnership was $74,052, $78,647, $81,273 or $1.551, $1.647, $1.702 per Partnership unit (unaudited), respectively. The Lease does not provide for any minimum rent, except for rental value insurance of $3,500 per month for six months in the event of casualty loss and loss of rental income. The Lease expires on February 28, 2023 and has a remaining term of approximately 138 months.
As required by the Lease, Del Taco maintained fire and casualty insurance covering Unit 218 with Commonwealth Insurance. The carrier has confirmed coverage. In the case of total destruction of the improvements from any cause covered by the insurance (as occurred here), the Lease provides that Del Taco is obligated to repair the improvements upon receipt of the net insurance proceeds. Del Taco’s obligation to repair is not limited to the net insurance proceeds.
Del Taco, as the General Partner, with certain exceptions, has the sole and exclusive right to manage the business of the Partnership. This right includes, specifically, the right to operate, construct or sell any personal and real property owned by the Partnership. Due to Unit 218’s historical financial underperformance relative to an average Del Taco unit and Del Taco’s obligation to repair the improvements above and beyond the net insurance proceeds, Del Taco, as the lessee under the Lease and as the operator of Unit 218, has a material financial interest in the disposition of that restaurant. Due to the presence of such material financial interest, it appears that Del Taco has a conflict of interest in the determination of the ultimate course of action.

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
UNAUDITED
NOTE 9 — COMMITMENTS AND CONTINGENCIES — Continued
Section 5.8.3 of the Partnership Agreement provides that, if the General Partner believes it is unable to resolve a conflict of interest, it is authorized to describe the relevant facts and submit alternatives to the Limited Partners for their vote, who may then vote on the alternatives or choose another alternative.
As such, the General Partner has requested a vote on a proposal to sell the land, collect the net insurance proceeds and distribute all such net proceeds in a special one-time lump sum distribution to the limited partners. If the proposal is not adopted, the General Partner would be required to rebuild and continue operating the unit. Based on an analysis performed by management, the General Partner recommends that the financial interests of the Partnership and the Limited Partners would be best served to sell the land, retain the net insurance proceeds and distribute all such proceeds in a special one-time lump sum distribution to the limited partners.
As such, Del Taco filed a preliminary proxy statement with the Securities and Exchange Commission (the SEC) on August 12, 2011 and expects to file a definitive proxy statement with the SEC on or about August 23, 2011 subject to resolution of SEC comments on the preliminary proxy statement, if any. Del Taco expects to be able to determine the result of such vote during the third fiscal quarter of 2011 and commence appropriate actions based on such result.
For the three month period ended June 30, 2011, the Partnership has impaired the property and equipment associated with Unit 218, which resulted in a $140,683 impairment loss in the financial statements. This loss was entirely offset by expected insurance proceeds for a net impairment loss of zero. Any additional net insurance proceeds represent a potential gain contingency and will be recorded as those contingencies are resolved.

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
As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at June 30, 2011. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.
Results of Operations
The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Rancho California Plaza, Rancho California, CA	$43,435	$43,656	$84,191	$85,178
East Vista Way, Vista, CA	27,077	26,048	52,303	50,188
Plaza at Puente Hills, Industry, CA	13,690	17,811	31,626	36,155
4th Street, Perris, CA	29,127	30,885	57,057	59,874
Foothill Blvd., Upland, CA	29,848	30,237	58,992	59,778
East Valley Blvd., Walnut, CA	18,660	18,936	36,377	37,406
Lassen Street, Chatsworth, CA	36,337	37,198	71,368	72,501
Hesperia Road, Victorville, CA	35,103	34,364	70,436	67,668
W. Sepulveda Blvd., Los Angeles, CA	21,646	20,904	43,010	41,014

Total	$254,923	$260,039	$505,360	$509,762

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $254,923 during the three month period ended June 30, 2011, which represents a decrease of $5,116 from the corresponding period in 2010. The Partnership earned rental revenue of $505,360 during the six month period ended June 30, 2011, which represents a decrease of $4,402 from the corresponding period in 2010. The changes in rental revenues between 2010 and 2011 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors and the loss of Unit 218 (see Note 9).
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Accounting fees	42.09%	44.95%	70.58%	72.36%
Distribution of information to limited partners	57.91%	55.05%	29.42%	27.64%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three month and six month periods from 2010 to 2011 primarily due to increased audit fees, accounting and legal fees, bank charges and costs for printing and the distribution of information to limited partners. Depreciation expense decreased as certain buildings and improvements became fully depreciated as well as due to the loss of unit 218 (see Note 9).
For the three month period ended June 30, 2011, net income increased by $1,400 from 2010 to 2011 due to the decrease in revenues of $5,116, the decrease in interest and other income of $252 and the increase in general and administrative expenses of $2,449, offset by the decrease in depreciation expense of $9,217. For the six month period ended June 30, 2011, net income increased by $8,339 from 2010 to 2011 due to the increase in interest and other income of $190 and the decrease in depreciation expense of $16,420, partially offset by the decrease in revenues of $4,402 and the increase in general and administrative expenses of $3,869.
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
     (c) Asset-backed issuers:
Not applicable.

PART II.     OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits
(a)	Exhibits
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant Del Taco LLC General Partner

Date: August 15, 2011	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer (Principal Financial Officer)