Form 10-Q
period 2011-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2011-11-14
CIK 786360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file no. 0-16851

DEL TACO RESTAURANT PROPERTIES III

(A California limited partnership)

(Exact name of registrant as specified in its charter)

California	33-0139247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25521 Commercentre Drive Lake Forest, California	92630 (Zip Code)
(Address of principal executive offices)

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

INDEX

DEL TACO RESTAURANT PROPERTIES III

PART I.    FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$313,520	$309,131
Receivable from Del Taco LLC	75,024	88,135
Insurance receivable	140,683	—
Asset held for sale	545,064	—
Other current assets	1,799	2,440

Total current assets	1,076,090	399,706

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,829,693
Land improvements	494,254	576,273
Buildings and improvements	2,534,393	2,954,959
Machinery and equipment	1,306,171	1,522,922

	7,619,447	8,883,847
Less—accumulated depreciation	3,517,283	4,037,633

	4,102,164	4,846,214

	$5,264,271	$5,331,937

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$68,378	$62,605
Accounts payable	35,672	14,543

Total current liabilities	104,050	77,148

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at September 30, 2011and December 31, 2010	4,632,297	4,725,920
General partner-Del Taco LLC	(49,586)	(48,641)

	4,582,711	4,677,279

	$5,264,271	$5,331,937

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
RENTAL REVENUES	$254,668	$267,525	$760,029	$777,287

EXPENSES:
General and administrative	52,578	13,673	107,017	64,243
Depreciation	18,103	28,310	58,303	84,930

	70,681	41,983	165,320	149,173

Operating income	183,987	225,542	594,709	628,114
OTHER INCOME (EXPENSE):
Interest	124	130	370	387
Other	1,450	425	3,225	2,000

Net income	$185,561	$226,097	$598,304	$630,501

Net income per limited partnership unit (Note 3)	$3.89	$4.74	$12.53	$13.21

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$598,304	$630,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,303	84,930
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	13,111	700
Other current assets	641	(411)
Payable to limited partners	5,773	(7,737)
Accounts payable	21,129	5,188

Net cash provided by operating activities	697,261	713,171
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(692,872)	(704,838)

Net decrease in cash	4,389	8,333
Beginning cash balance	309,131	321,805

Ending cash balance	$313,520	$330,138

Supplemental disclosure of noncash investing activities:

In connection with the total casualty loss of a restaurant (see Note 9), property and equipment of $719,336 and accumulated depreciation of $578,653 were written off and a corresponding insurance receivable of $140,683 was recorded. Additionally, $545,064 of property and equipment was reclassified as asset held for sale.

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2011, the results of operations for the three and nine month periods ended September 30, 2011 and 2010 and cash flows for the nine month periods ended September 30, 2011 and 2010 have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Amounts related to disclosure of December 31, 2010 balances within these condensed financial statements were derived from the audited 2010 financial statements.

Management has evaluated events subsequent to September 30, 2011 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – RESTRICTED CASH

At September 30, 2011 and December 31, 2010, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 – NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 in 2011 and 2010.

Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC, formerly known as Del Taco, Inc. (Del Taco or the General Partner) and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

UNAUDITED

NOTE 3 – NET INCOME PER LIMITED PARTNERSHIP UNIT – Continued

costs, and until each class of limited partners receive their priority return as defined in the partnership agreement. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the limited partners.

NOTE 4 – LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2022 to 2024. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first nine months of any non-operating period caused by an insured casualty loss (see Note 9).

For the three months ended September 30, 2011, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,034,740 and unaudited net income of $15,197, as compared to $2,229,375 and unaudited net income of $25,363 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The decrease in net income from the corresponding period of the prior year primarily relates to the decrease in sales partially offset by the decrease in operating expenses both of which were primarily due to the loss of Unit 218 (see Note 9).

For the nine months ended September 30, 2011, the nine restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $6,189,625 and unaudited net losses of $16,452, as compared to $6,477,390 and unaudited net losses of $30,825 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The decrease in net losses from the corresponding period of the prior year primarily relates to a decrease in operating expenses compared to the prior year, partially offset by the decrease in sales due to the loss of Unit 218 (see Note 9).

NOTE 5 – TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2011. The September rent receivable was collected in October 2011.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

UNAUDITED

NOTE 6 – DISTRIBUTIONS

Total cash distributions declared and paid in January, April and August 2011 were $241,842, $222,968 and $228,062, respectively. On October 25, 2011, a distribution to the limited partners of $238,052, or approximately $5.03 per limited partnership unit, was declared. Such distribution was paid on November 3, 2011. The General Partner also received a distribution of $2,405 with respect to its 1% partnership interest.

NOTE 7 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 8 – CONCENTRATION OF RISK

The nine restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2011 and 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Corporation’s limits. At September 30, 2011 and December 31, 2010, the Partnership had approximately $422,000 and $411,000, respectively, on deposit at one financial institution.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 3, 2011, an automobile accident and ensuing fire resulted in a total casualty loss of the Plaza at Puente Hills restaurant in Industry, California (Unit 218). The restaurant has not conducted any operations since that date. Unit 218 is operated by Del Taco on real property and improvements owned by the Partnership and leased to Del Taco under a standard lease dated February 24, 1988 between Del Taco and the Partnership, as amended (the Lease). The Lease provides for rental payments equal to 12% of the gross sales (as defined in the Lease) at Unit 218. During the nine months ended September 30, 2011, and the years 2010, 2009 and 2008, the annual 12% rental paid to the Partnership was $42,127, $74,052, $78,647, $81,273 or $0.891, $1.551, $1.647, $1.702 per Partnership unit (unaudited), respectively. The Lease does not provide for any minimum rent, except for rental value insurance of $3,500 per month for six months in the event of casualty loss and loss of rental income. The Lease expires on February 28, 2023.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

UNAUDITED

NOTE 9 – COMMITMENTS AND CONTINGENCIES – Continued

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

As such, the General Partner requested a vote on a proposal to sell the land, retain the net insurance proceeds and distribute all such proceeds in a special distribution to the limited partners. If the proposal was not adopted, the General Partner would be required to rebuild and continue operating the unit. Based on an analysis performed by management, the General Partner recommended that the financial interests of the Partnership and the Limited Partners would be best served to sell the land, retain the net insurance proceeds and distribute all such proceeds in a special distribution to the limited partners.

As such, Del Taco filed a definitive proxy statement with the Securities and Exchange Commission (the SEC) on August 29, 2011. The result of such vote was determined in September 2011 and authorized the General Partner to sell the land, retain the net insurance proceeds and distribute all such proceeds in a special distribution to the limited Partners. A broker has been retained and the property is being actively marketed. As such, the carrying value of the property has been classified as asset held for sale at September 30, 2011.

The Partnership has impaired the property and equipment associated with Unit 218, which resulted in a $140,683 impairment loss in the financial statements. This loss was entirely offset by expected insurance proceeds for a net impairment loss of zero. Any remaining net insurance proceeds represent a potential gain contingency and will be recorded as those contingencies are resolved.

The operating results of Unit 218 were not deemed significant to the overall financials to qualify for discontinued operations reporting.

NOTE 10 – COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. The General Partner will consider what action is appropriate under the circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Communication from Certain Limited Partners

During the third quarter several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. The General Partner will consider what action is appropriate under the circumstances.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at September 30, 2011. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns nine properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rancho California Plaza, Rancho California, CA	$43,751	$44,258	$127,943	$129,436
East Vista Way, Vista, CA	27,130	26,393	79,433	76,580
Plaza at Puente Hills, Industry, CA	10,500	19,043	42,127	55,199
4th Street, Perris, CA	28,621	31,413	85,678	91,288
Foothill Blvd., Upland, CA	30,016	31,637	89,008	91,414
East Valley Blvd., Walnut, CA	19,194	19,276	55,570	56,682
Lassen Street, Chatsworth, CA	37,879	37,616	109,246	110,116
Hesperia Road, Victorville, CA	35,491	36,007	105,927	103,676
W. Sepulveda Blvd., Los Angeles, CA	22,086	21,882	65,097	62,896

Total	$254,668	$267,525	$760,029	$777,287

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $254,668 during the three month period ended September 30, 2011, which represents a decrease of $12,857 from the corresponding period in 2010. The Partnership earned rental revenue of $760,029 during the nine month period ended September 30, 2011, which represents a decrease of $17,258 from the corresponding period in 2010. The changes in rental revenues between 2010 and 2011 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors and the loss of Unit 218 (see Note 9).

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Accounting fees	29.11%	55.75%	50.21%	68.83%
Distribution of information to limited partners	61.38%	44.25%	45.12%	31.17%
Appraisal cost on Unit 218	9.51%	0.00%	4.67%	0.00%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three month and nine month periods from 2010 to 2011 primarily due to direct costs related to the fire at Unit 218 and the resulting definitive proxy statement, (see Note 9), including the cost of an appraisal, accounting, audit, legal and printing and distribution costs, as well as additional printing costs related to a new filing process known as XBRL. Depreciation expense decreased as certain buildings and improvements became fully depreciated as well as due to the loss of unit 218 (see Note 9).

For the three month period ended September 30, 2011, net income decreased by $40,536 from 2010 to 2011 due to the decrease in revenues of $12,857 and the increase in general and administrative expenses of $38,905, offset by the increase in interest and other income of $1,019 and the decrease in depreciation expense of $10,207. For the nine month period ended September 30, 2011, net income decreased by $32,197 from 2010 to 2011 due to the decrease in revenues of $17,258 and the increase in general and administrative expenses of $42,774, offset by the increase in interest and other income of $1,208 and the decrease in depreciation expense of $26,627.

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

Item 4.	Controls and Procedures – continued

(b)	Changes in internal controls:

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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 14, 2011	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)