Form 10-K
period 2011-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2012-03-26
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark	One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to

Commission file no. 0-16851

DEL TACO RESTAURANT PROPERTIES III

(A California limited partnership)

(Exact name of registrant as specified in its charter)

California	33-0139247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25521 Commercentre Drive Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 462-9300

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. The restaurant originally built in the city of Industry was sold in December 2011 and net proceeds from the sale were distributed to the partners. As of December 31, 2011, the Partnership had a total of eight properties leased to Del Taco.

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

Item 1A.	Risk Factors

None.

Item 2.	Properties

The Partnership acquired ten properties with proceeds obtained from the sale of limited partnership units:

Address	City, State	Date of Acquisition	Restaurant Constructed	Date of Commencement of Operation (1)

Rancho California Plaza	Rancho California, CA	December 23, 1986	60 seat with drive through service window	July 14, 1987

East Vista Way	Vista, CA	February 24, 1987	60 seat with drive through service window	September 10, 1987

4th Street	Perris, CA	June 24, 1987	60 seat with drive through service window	December 16, 1987

Foothill Boulevard	Upland, CA	August 3, 1987	60 seat with drive through service window	January 12, 1988

Plaza at Puente Hills	Industry, CA	May 12, 1987	60 seat with drive through service window	February 24, 1988 (2)

Twentynine Palms Highway	Twentynine Palms, CA	December 14, 1987	60 seat with drive through service window	May 17, 1988 (3)

East Valley Boulevard	Walnut, CA	April 29, 1988	60 seat with drive through service window	August 31, 1988

West Sepulveda Boulevard	Los Angeles, CA	July 8, 1988	60 seat with drive through service window	January 12, 1989 (4)

Lassen Street	Chatsworth, CA	January 27, 1989	60 seat with drive through service window	August 21, 1989

Hesperia Road	Victorville, CA	December 29, 1989	100 seat with drive through service window	July 5, 1990

See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

Item 2.	Properties – (Continued)

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In May 2011, the City of Industry property was destroyed by fire, an insurance claim was received, and the property was sold in December 2011 yielding net proceeds to the Partnership of $1,231,720.

(3)	In November 1997, the Twentynine Palms property was sold yielding net proceeds to the Partnership of $278,612.

(4)	The restaurant was subleased to a franchisee of Del Taco and the restaurant operated as a Del Taco restaurant. On December 29, 1999 the franchise agreement for this restaurant expired. Del Taco began operation of this restaurant as a company-managed facility on December 29, 1999.

Item 3.	Legal Proceedings

The Partnership is not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,086 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Notes 6 and 8 to the Notes to the Financial Statements contained under Item 8.

Communication from Certain Limited Partners

During the third quarter of 2011, several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. During the fourth quarter, the aforementioned limited partners withdrew their desire to sell all of the properties and dissolve the Partnership. The General Partner is not aware of any plans or activity with respect to any potential sale of properties or dissolution of the Partnership.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.	Selected Financial Data – (Continued)

	Years Ended December 31,
	2011	2010	2009	2008	2007

Rental revenues	$1,005,655	$1,036,594	$1,053,770	$1,050,381	$1,044,591

General and administrative expense	145,625	76,117	79,945	79,794	79,273

Depreciation expense	76,406	112,737	113,240	113,240	113,240

Interest and other income	4,411	4,289	3,082	9,770	10,367

Gain on disposal of property	545,973	—	—	—	—

Net income	1,334,008	852,029	863,667	867,117	862,445

Net income per limited partnership unit	27.94	17.85	18.09	18.16	18.07

Cash distributions per limited partnership unit	45.55	20.25	20.48	20.58	20.48

Total assets	4,531,154	5,331,937	5,456,531	5,565,286	5,679,975

Long-term obligations	577,510	577,510	577,510	577,510	577,510

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The eight restaurants currently leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco as the operator of the restaurants located at our properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Liquidity and Capital Resources – (Continued)

As described in note 6 to the Notes to the Financial Statements contained under Item 8, the Partnership has a death and disability redemption fund totaling $86,017 at December 31, 2011. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

On May 3, 2011, an automobile accident and ensuing fire resulted in a total casualty loss of the restaurant in Industry, California (Unit 218); the restaurant has not conducted any operations since that date (see Note 11). Unit 218 was operated by Del Taco on real property and improvements owned by the Partnership and leased to Del Taco. The property was sold on December 2, 2011 for net sale proceeds of $926,393. In addition to the net sale proceeds, net insurance recovery proceeds for the property and equipment destroyed by the fire totaling $305,327 were received. The Partnership recorded a net gain of $545,973. Pursuant to the Partnership Agreement, the limited partners received a special distribution on December 12, 2011 totaling 100% of the total net proceeds of $1,231,720 and the General Partner did not receive any distribution.

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

Off Balance Sheet Arrangements and Contractual Obligations

None.

Results of Operations

The Partnership owns eight properties, as of December 31, 2011, that are under long-term lease to Del Taco for restaurant operations. The restaurant in Industry, California was sold in December 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Results of Operations – (Continued)

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2011	2010	2009

Rancho California Plaza, Rancho California, CA	$172,253	$174,756	$176,565

East Vista Way, Vista, CA	106,084	102,004	101,276

Plaza at Puente Hills, Industry, CA (i)	45,627	74,052	78,647

4th Street, Perris, CA	113,384	119,456	123,968

Foothill Blvd., Upland, CA	118,857	121,698	128,435

East Valley Blvd., Walnut, CA	74,034	74,553	73,549

Lassen Street, Chatsworth, CA	146,493	146,181	151,600

Hesperia Road, Victorville, CA	142,447	139,331	137,635

W. Sepulveda Blvd., Los Angeles, CA	86,476	84,563	82,095

Total	$1,005,655	$1,036,594	$1,053,770

(i)	This restaurant was destroyed by fire in May 2011 and then sold in December 2011, as more fully described in Note 11.

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $1,005,655 during the year ended December 31, 2011, which represents a decrease of $30,939 from 2010. The changes in rental revenues between 2010 and 2011 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors and due to the closure of the restaurant in the City of Industry during May 2011.

The Partnership earned rental revenues of $1,036,594 during the year ended December 31, 2010, which represents a decrease of $17,176 from 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Results of Operations – (Continued)

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2011	2010	2009
Accounting fees	31.62%	57.26%	54.93%
Distribution of information to limited partners	27.47	39.64	41.16
Other	40.91	3.10	3.91

	100.00%	100.00%	100.00%

General and administrative costs increased by $69,508 from 2010 to 2011. The increase was caused primarily by the direct costs related to the fire at the restaurant in the City of Industry and the resulting appraisal and definitive proxy statement (see Note 11), as well as legal fees related to the communication from certain limited partners in regards to their desire to see all of the properties and then dissolve the partnership (see Note 12), printing and distribution costs and additional costs related to a new mandatory filing process known as XBRL.

General and administrative costs decreased by $3,828 from 2009 to 2010. The decrease was caused primarily by decreased printing costs.

Depreciation expense decreased by $36,331 in 2011 because certain assets were disposed in relation to the loss at the restaurant in the City of Industry.

Depreciation expense decreased by $503 in 2010 because certain assets became fully depreciated. Depreciation expense was $113,240 in 2009.

Gain on disposal of property was $545,973 in 2011 and was related to the sale and insurance proceeds from the restaurant in the City of Industry that was destroyed and sold during 2011 (see Note 11). There was no similar gain in 2010 or 2009.

Net income increased by $481,979 from 2010 to 2011 primarily due to the gain related to the sale of the restaurant in The City of Industry of $545,973, the decrease in depreciation expense of $36,331 and the increase in interest and other income of $122, partially offset by the decrease in revenues of $30,939 and the increase in general and administrative expenses of $69,508.

Net income decreased by $11,638 from 2009 to 2010 primarily due to the decrease in revenues of $17,176, partially offset by the decrease in general and administrative expenses of $3,828, the increase in interest and other income of $1,207 and the decrease in depreciation expense of $503.

Recent Accounting Pronouncements

None that applies to the Partnership.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

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

PART I. INFORMATION

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Restaurant Properties III:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2011 and 2010 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 23, 2012

DEL TACO RESTAURANT PROPERTIES III

BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$277,636	$309,131
Receivable from Del Taco LLC	81,786	88,135
Deposits	1,654	2,440

Total current assets	361,076	399,706

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,829,693
Land improvements	494,254	576,273
Buildings and improvements	2,534,393	2,954,959
Machinery and equipment	1,306,171	1,522,922

	7,619,447	8,883,847
Less-accumulated depreciation	3,535,386	4,037,633

	4,084,061	4,846,214

	$4,531,154	$5,331,937

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$69,529	$62,605
Accounts payable	37,878	14,543

Total current liabilities	107,407	77,148

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at December 31, 2011 and 2010	3,890,871	4,725,920
General partner-Del Taco LLC	(44,634)	(48,641)

	3,846,237	4,677,279

	$4,531,154	$5,331,937

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009

RENTAL REVENUES	$1,005,655	$1,036,594	$1,053,770

EXPENSES:
General and administrative	145,625	76,117	79,945
Depreciation	76,406	112,737	113,240

	222,031	188,854	193,185

Operating income	783,624	847,740	860,585

OTHER INCOME:
Interest	486	1,114	607
Other	3,925	3,175	2,475
Gain on disposal of property	545,973	—	—

Net income	$1,334,008	$852,029	$863,667

Net income per limited partnership unit (Note 2)	$27.94	$17.85	$18.09

Number of limited partnership units used in computing per unit amounts	47,261	47,261	47,261

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009

	Limited Partners		General
	Units	Amount	Partner	Total

Balance, December 31, 2008	47,261	$4,954,303	$(46,333)	$4,907,970

Net Income	—	855,031	8,636	863,667

Cash Distributions	—	(968,749)	(9,785)	(978,534)

Balance, December 31, 2009	47,261	4,840,585	(47,482)	4,793,103

Net Income	—	843,509	8,520	852,029

Cash Distributions	—	(958,174)	(9,679)	(967,853)

Balance, December 31, 2010	47,261	4,725,920	(48,641)	4,677,279

Net Income	—	1,320,667	13,341	1,334,008

Cash Distributions	—	(2,155,716)	(9,334)	(2,165,050)

Balance, December 31, 2011	47,261	$3,890,871	$(44,634)	$3,846,237

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,334,008	$852,029	$863,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,406	112,737	113,240
Gain on disposal of property	(545,973)	—	—
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	6,349	(474)	(793)
Deposits	786	(343)	(209)
Payable to limited partners	6,924	(7,599)	5,689
Accounts payable	23,335	(1,171)	423

Net cash provided by operating activities	901,835	955,179	982,017

CASH FLOWS FROM INVESTING ACTIVITIES -

Proceeds from disposal of property	1,231,720	—	—

CASH FLOWS FROM FINANCING ACTIVITIES -

Cash distributions to partners	(2,165,050)	(967,853)	(978,534)

Net change in cash	(31,495)	(12,674)	3,483

Beginning cash balance	309,131	321,805	318,322

Ending cash balance	$277,636	$309,131	$321,805

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Restaurant Properties III, a California limited partnership, (the Partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (General Partner or Del Taco) for operation under the Del Taco trade name. As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. In May 2011, the City of Industry property was destroyed by fire and then sold in December 2011 yielding net proceeds of $1,231,720. As of December 31, 2011, Del Taco Restaurant Properties III had eight properties in operation. The term of the partnership agreement is until December 31, 2025 unless terminated earlier by means provided in the partnership agreement.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Income Per Limited Partnership Unit: The net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average units outstanding during the periods presented which amounted to 47,261 in 2011, 2010 and 2009, respectively.

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

Concentration of Risk: The eight restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

Fair Value of Financial Instruments: The fair values of cash, accounts receivables, deposits, accounts payable and payables to limited partners approximate the carrying amounts due to their short maturities.

Subsequent Events: Management has evaluated events subsequent to December 31, 2011 through the date of the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – PARTNERS’ EQUITY

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 3 – OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction and improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2011, 2010, and 2009.

NOTE 4 – LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2022 to 2024. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of eight properties leased to Del Taco as of December 31, 2011.

The restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $8,207,338, $8,638,283, and $8,781,419 and unaudited net losses of $55,685, $65,785 and $89,807 during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the restaurant in Industry, CA generated minimum rental income totaling $20,774 subsequent to being destroyed by fire in May 2011 and prior to its sale in December 2011. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The decrease in net loss from the corresponding period of the prior year primarily relates to decreased interest expense.

NOTE 5 – RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the months of December 2011 and 2010. The rent receivable was collected in January 2012 and 2011, respectively.

The General Partner received $9,334, $9,679 and $9,785 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2011, 2010 and 2009, respectively.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 6 – RESTRICTED CASH

At December 31, 2011 and 2010 the Partnership had a restricted cash balance of $86,017. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7 – INCOME TAXES (UNAUDITED)

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnerships assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2011	2010	2009
Net income per financial statements	$1,334,008	$852,029	$863,667
Excess (tax) book depreciation	(289)	28,170	28,170
Excess book gain	(76,061)	—	—

Taxable income	$1,257,658	$880,199	$891,837

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2011, is as follows (unaudited):

Partners’ equity per financial statements	$3,846,237

Issue costs of limited partnership units capitalized for tax purposes	1,741,677

Difference in book vs. tax depreciation	506,213

Other	84

Partners’ equity for tax purposes	$6,094,211

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 8 – CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2011 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter

December 31, 2008	$5.22	47,261	47,261
March 31, 2009	4.78	47,261	47,261
June 30, 2009	4.90	47,261	47,261
September 30, 2009	5.58	47,261	47,261

Total paid in 2009	$20.48

December 31, 2009	$5.17	47,261	47,261
March 31, 2010	4.46	47,261	47,261
June 30, 2010	5.12	47,261	47,261
September 30, 2010	5.50	47,261	47,261

Total paid in 2010	$20.25

December 31, 2010	$5.06	47,261	47,261
March 31, 2011	4.66	47,261	47,261
June 30, 2011	4.77	47,261	47,261
September 30, 2011	5.03	47,261	47,261
Special distribution: December 12, 2011	26.03	47,261	47,261

Total paid in 2011	$45.55

Cash distributions per limited partnership unit were calculated based upon the weighted average and cash flow statement units outstanding for each quarter and were paid from operations. Distributions declared in January 2012 for the quarter ended December 31, 2011 amounted to $3.63 per limited partnership unit and were paid in February 2012.

NOTE 9 – RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011
Rental revenues	$250,437	$254,923	$254,668	$245,627
Net income	190,699	222,043	185,561	735,705
Net income per limited partnership unit	3.99	4.65	3.89	15.41

Year ended December 31, 2010
Rental revenues	$249,723	$260,039	$267,525	$259,307
Net income	183,761	220,643	226,097	221,528
Net income per limited partnership unit	3.85	4.62	4.74	4.64

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 10 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The increase in payable to limited partners from December 31, 2010 to December 31, 2011 is primarily due to the increase in distribution checks that were not deposited by limited partners.

NOTE 11 – GAIN ON DISPOSAL OF PROPERTY

On May 3, 2011, an automobile accident and ensuing fire resulted in a total casualty loss of the Plaza at Puente Hills restaurant in Industry, California (Unit 218). The restaurant has not conducted any operations since that date. Unit 218 was operated by Del Taco on real property and improvements owned by the Partnership and leased to Del Taco under a standard lease dated February 24, 1988 between Del Taco and the Partnership, as amended (the Lease). The Lease provided for rental payments equal to 12% of the gross sales (as defined in the Lease) at Unit 218. During the years ended December 31, 2011, 2010 and 2009, the annual 12% rental paid to the Partnership was $45,627, $74,052, and $78,647, or $0.965, $1.551, and $1.647 per Partnership unit (unaudited), respectively. The Lease did not provide for any minimum rent, except for rental value insurance of $3,500 per month for six months in the event of casualty loss and loss of rental income. The Lease was to expire on February 28, 2023.

As required by the Lease, Del Taco maintained fire and casualty insurance covering Unit 218 with Commonwealth Insurance. The carrier confirmed coverage. In the case of total destruction of the improvements from any cause covered by the insurance (as occurred here), the Lease provided that Del Taco would be obligated to repair the improvements upon receipt of the net insurance proceeds. Del Taco’s obligation to repair was not limited to the net insurance proceeds.

Del Taco, as the General Partner, with certain exceptions, had the sole and exclusive right to manage the business of the Partnership. This right included, specifically, the right to operate, construct or sell any personal and real property owned by the Partnership. Due to Unit 218’s historical financial underperformance relative to an average Del Taco unit and Del Taco’s obligation to repair the improvements above and beyond the net insurance proceeds, Del Taco, as the lessee under the Lease and as the operator of Unit 218, had a material financial interest in the disposition of that restaurant. Due to the presence of such material financial interest, it appeared that Del Taco had a conflict of interest in the determination of the ultimate course of action.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 11 – GAIN ON DISPOSAL OF PROPERTY (Continued)

As such, Del Taco filed a definitive proxy statement with the Securities and Exchange Commission on August 29, 2011. The result of such vote was determined in September 2011 and authorized the General Partner to sell the land, retain the net insurance proceeds and distribute all such proceeds in a special distribution to the limited Partners. The property was sold on December 2, 2011 for net sale proceeds of $926,393. In addition to the net sale proceeds, net insurance recovery proceeds for the property and equipment destroyed by the fire totaling $305,327 were received. The Partnership recorded net gain of $545,973. As of December 2, 2011, there were 47,323 limited partner units outstanding in the Partnership. Pursuant to the Partnership Agreement, these limited partners received a special distribution of $26.03 per unit on December 12, 2011 totaling 100% of the total net proceeds of $1,231,720 and the General Partner did not receive any distribution.

The operating results of Unit 218 were not deemed significant to the overall financials to qualify for discontinued operations reporting.

NOTE 12 – COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter of 2011, several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. During the fourth quarter, the aforementioned limited partners withdrew their desire to sell all of the properties and dissolve the Partnership. The General Partner is not aware of any plans or activity with respect to any potential sale of properties or dissolution of the Partnership.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Item 9A.	Controls and Procedures – (Continued)

Management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age

Paul J.B. Murphy, III	Chief Executive Officer	57
Janet D. Erickson	Executive Vice President, Purchasing	55
Steven L. Brake	Chief Financial Officer	39
John Cappasola	Chief Brand Officer	38
David Pear	Senior Vice President, Operations	48

Del Taco’s term as General Partner will continue indefinitely, subject to the right of a majority in interest of the limited partners to remove and replace it. The above referenced officers of the General Partner will hold office until their resignation or the election or appointment of their successor.

(c)	None
(d)	No family relationship exists between any such officer of the General Partner.
(e)	The following is an account of the business experience during the past five years of each such officer:

Item 10.	Directors, Executive Officers, and Corporate Governance – (Continued)

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

John Cappasola, Chief Brand Officer of Del Taco LLC. Mr. Cappasola has served as our Chief Brand Officer since February 2011. He previously served as our Vice President of Marketing from March 2009 to February 2011. From September 2008 to March 2009, he served as our Vice President of Marketing Development. From August 2002 to September 2008, he held various positions in marketing, strategic development and operations at Blockbuster, Inc. of Dallas, Texas.

David Pear, Senior Vice President, Operations of Del Taco LLC. Mr. Pear has served as Senior Vice President of Operations since January 2012. From January 2009 to January of 2012 Mr. Pear served as a Director of DMA Operations for Taco Bell (Yum Brands). From 1985 to 2009, Mr. Pear served in a wide variety of operation positions with increasing level of responsibility for Domino’s Pizza, Inc.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2011, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $13,341 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $9,334 in distributions relating to its one percent interest in the Partnership.

(b)	During 2011, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2011 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2011	2010
Audit Fees	$17,055	$16,563
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$17,055	$16,563

The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included	in Part II of this report:

Report	of Independent Registered Public Accounting Firm –
Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance	Sheets
Statements	of Income
Statements	of Partners’ Equity
Statements	of Cash Flows
Notes	to Financial Statements

(a)(2) Financial Statement Schedule

Schedule	III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

DEL TACO RESTAURANT PROPERTIES III

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

Description (All Restaurants)	Encumbrances	Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income statement is computed
		Land & land improvements	Buildings & Improve- ments	Carrying costs	Land, buildings & improvements Total
Rancho California, CA	$—	$384,400	$257,807	$—	$642,207	226,768	1986	1986	20 (LI), 35 (BI)
Vista, CA	—	512,130	343,471	—	855,601	302,110	1987	1987	20 (LI), 35 (BI)
Perris, CA	—	437,522	293,434	—	730,956	258,100	1987	1987	20 (LI), 35 (BI)
Upland, CA	—	281,827	189,014	—	470,841	166,248	1987	1987	20 (LI), 35 (BI)
Walnut, CA	—	340,848	228,597	—	569,445	201,066	1988	1988	20 (LI), 35 (BI)
Los Angeles, CA	—	674,283	452,223	—	1,126,506	397,767	1988	1988	20 (LI), 35 (BI)
Chatsworth, CA	—	642,475	430,890	—	1,073,365	379,010	1989	1989	20 (LI), 35 (BI)
Victorville, CA	—	505,398	338,957	—	844,355	298,146	1989	1989	20 (LI), 35 (BI)

	$—	$3,778,883	$2,534,393	$—	$6,313,276	$2,229,215

	Restaurants	Accumulated Depreciation
Balances at December 31, 2008:	$7,360,925	$2,288,737
Additions	—	113,240
Retirements	—	—

Balances at December 31, 2009:	7,360,925	2,401,977
Additions	—	112,737
Retirements	—	—

Balances at December 31, 2010:	7,360,925	2,514,714
Additions	—	76,406
Retirements	(1,047,649)	(361,905)

Balances at December 31, 2011:	$6,313,276	$2,229,215

The aggregate cost basis of Del Taco Restaurant Properties III real estate assets for Federal income tax purposes was $6,313,276 at December 31, 2011.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III
a California limited partnership

Del Taco LLC
General Partner

Date March 23, 2012	Paul J. B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 23, 2012	Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 23, 2012	John Cappasola
John Cappasola
Chief Brand Officer