Form 10-Q
period 2012-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2012-05-15
CIK 786360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

INDEX

DEL TACO RESTAURANT PROPERTIES III

PART I.    FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$278,573	$277,636
Receivable from Del Taco LLC	84,791	81,786
Other current assets	2,387	1,654

Total current assets	365,751	361,076

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,284,629
Land improvements	494,254	494,254
Buildings and improvements	2,534,393	2,534,393
Machinery and equipment	1,306,171	1,306,171

	7,619,447	7,619,447
Less—accumulated depreciation	3,553,489	3,535,386

	4,065,958	4,084,061

	$4,517,726	$4,531,154

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$61,671	$69,529
Accounts payable	28,727	37,878

Total current liabilities	90,398	107,407

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at March 31, 2012 and December 31, 2011	3,894,416	3,890,871
General partner-Del Taco LLC	(44,598)	(44,634)

	3,849,818	3,846,237

	$4,517,726	$4,531,154

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
RENTAL REVENUES	$236,295	$250,437

EXPENSES:
General and administrative	42,018	39,428
Depreciation	18,103	21,107

	60,121	60,535

Operating income	176,174	189,902
OTHER INCOME:
Interest	117	122
Other	975	675

Net income	$177,266	$190,699

Net income per limited partnership unit (Note 2)	$3.71	$3.99

Number of units used in computing per unit amounts	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$177,266	$190,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,103	21,107
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(3,005)	(2,534)
Other current assets	(733)	212
Payable to limited partners	(7,858)	3,816
Accounts payable	(9,151)	13,507

Net cash provided by operating activities	174,622	226,807

CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(173,685)	(241,842)

Net change in cash	937	(15,035)
Beginning cash balance	277,636	309,131

Ending cash balance	$278,573	$294,096

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2011 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2012, the results of operations for the three month periods ended March 31, 2012 and 2011 and cash flows for the three month periods ended March 31, 2012 and 2011 have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Amounts related to disclosure of December 31, 2011 balances within these condensed financial statements were derived from the 2011 audited financial statements.

Management has evaluated events subsequent to March 31, 2012 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – RESTRICTED CASH

At March 31, 2012 and December 31, 2011, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 – NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 in 2012 and 2011.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2012

UNAUDITED

NOTE 3 – NET INCOME PER LIMITED PARTNERSHIP UNIT – Continued

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

For the three months ended March 31, 2012, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,969,125 and unaudited net losses of $21,373 as compared to unaudited sales of $2,086,979 and unaudited net losses of $25,010, respectively, for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to decreases in operating costs.

NOTE 5 – TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March 2012. The March rent receivable was collected in April 2012.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2012

UNAUDITED

NOTE 6 – DISTRIBUTIONS

Total cash distributions declared and paid in February 2012 were $173,685. On April 27, 2012, a distribution to the limited partners of $210,058, or approximately $4.44 per limited partnership unit, was approved. Such distribution was paid on May 14, 2012. The General Partner also received a distribution of $2,122 with respect to its 1% partnership interest in May 2012.

NOTE 7 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 8 – CONCENTRATION OF RISK

The restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2012 and 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

The restaurants leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, competition, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at March 31, 2012. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns eight properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended March 31,
	2012	2011
Rancho California Plaza, Rancho California, CA	$40,138	$40,756
East Vista Way, Vista, CA	26,301	25,226
Plaza at Puente Hills, Industry, CA	—	17,936
4th Street, Perris, CA	28,299	27,930
Foothill Blvd., Upland, CA	29,220	29,144
East Valley Blvd., Walnut, CA	19,108	17,717
Lassen Street, Chatsworth, CA	35,409	35,031
Hesperia Road, Victorville, CA	36,444	35,333
W. Sepulveda Blvd., Los Angeles, CA	21,376	21,364

Total	$236,295	$250,437

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $236,295 during the three month period ended March 31, 2012, which represents a decrease of $14,142 from the corresponding period in 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors and the loss of the Plaza at Puente Hills restaurant in the City of Industry. The City of Industry restaurant was destroyed in a fire resulting from an automobile accident during the second quarter of 2011, and the property was subsequently sold in the fourth quarter of 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended March 31,
	2012	2011
Accounting fees	72.15%	76.86%
Distribution of information to limited partners	27.85%	23.14%

	100.00%	100.00%

General and administrative costs increased from 2011 to 2012 primarily due to increased costs for printing and legal expenses. Depreciation expense decreased from 2011 to 2012 because certain assets were disposed in relation to the loss at the restaurant in the City of Industry.

For the three month period ended March 31, 2012, net income decreased by $13,433 from 2011 to 2012 due to the decrease in revenues of $14,142 and the increase in general and administrative expenses of $2,590, partially offset by the decrease in depreciation expense of $3,004 and the increase in interest and other income of $295.

Significant Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2011 Form 10-K.

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

Not applicable.

PART III.    OTHER INFORMATION

There is no information required to be reported for any items under Part III, except as follows:

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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 15, 2012	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)