Form 10-Q
period 2012-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2012-08-14
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES III

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$302,729	$277,636
Receivable from Del Taco LLC	84,277	81,786
Other current assets	2,142	1,654

Total current assets	389,148	361,076

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,284,629
Land improvements	494,254	494,254
Buildings and improvements	2,534,393	2,534,393
Machinery and equipment	1,306,171	1,306,171

	7,619,447	7,619,447
Less-accumulated depreciation	3,571,592	3,535,386

	4,047,855	4,084,061

	$4,523,020	$4,531,154

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$74,220	$69,529
Accounts payable	26,392	37,878

Total current liabilities	100,612	107,407

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at June 30, 2012 and December 31, 2011	3,889,545	3,890,871
General partner-Del Taco LLC	(44,647)	(44,634)

	3,844,898	3,846,237

	$4,523,020	$4,531,154

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
RENTAL REVENUES	$245,626	$254,923	$481,921	$505,360

EXPENSES:
General and administrative	21,158	15,012	63,177	54,439
Depreciation	18,103	19,093	36,206	40,200

	39,261	34,105	99,383	94,639

Operating income	206,365	220,818	382,538	410,721

OTHER INCOME:
Interest	121	125	238	247
Other	775	1,100	1,750	1,775

Net income	$207,261	$222,043	$384,526	$412,743

Net income per limited partnership unit (note 3)	$4.34	$4.65	$8.05	$8.65

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$384,526	$412,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,206	40,200
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,491)	2,238
Other current assets	(488)	427
Payable to limited partners	4,691	4,280
Accounts payable	(11,486)	(4,560)

Net cash provided by operating activities	410,958	455,328

CASH FLOWS FROM FINANCING ACTIVITIES -

Cash distributions to partners	(385,865)	(464,810)

Net change in cash	25,093	(9,482)

Beginning cash balance	277,636	309,131

Ending cash balance	$302,729	$299,649

Supplemental disclosure of noncash investing activities:

During the six months ended June 30, 2011, in connection with the total casualty loss of a restaurant, property and equipment of $719,336 and accumulated depreciation of $578,653 were written off and a corresponding insurance receivable of $140,683 was recorded.

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2011 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2012, the results of operations for the three and six month periods ended June 30, 2012 and 2011 and cash flows for the six month periods ended June 30, 2012 and 2011 have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Amounts related to disclosure of December 31, 2011 balances within these condensed financial statements were derived from the audited 2011 financial statements.

Management has evaluated events subsequent to June 30, 2012 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - RESTRICTED CASH

At June 30, 2012 and December 31, 2011, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after one percent allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 in 2012 and 2011.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

NOTE 4 - LEASING ACTIVITIES - continued

For the three months ended June 30, 2012, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,046,881 and unaudited net losses of $24,570, as compared to unaudited sales of $2,067,906 and unaudited net losses of $6,639 for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs.

For the six months ended June 30, 2012, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,016,006 and unaudited net losses of $45,943, as compared to unaudited sales of $4,154,885 and unaudited net losses of $31,649 for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June 2012. The June rent receivable was collected in July 2012.

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

NOTE 6 - DISTRIBUTIONS

Total cash distributions declared and paid in February and May 2012 were $173,685 and $212,180, respectively. On July 24, 2012, a distribution to the limited partners of $221,564, or approximately $4.68 per limited partnership unit, was declared. Such distribution was paid on August 3, 2012. The General Partner also received a distribution of $2,238 with respect to its one percent partnership interest in August 2012.

NOTE 7 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 8 - CONCENTRATION OF RISK

The restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2012 and 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Liquidity and Capital Resources

Del Taco Restaurant Properties III (the “Partnership” or the “Company”) offered limited partnership units for sale between February 1986 and June 1987. $12 million was raised through the sale of limited partnership units and used to acquire sites and build ten restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. One restaurant was sold in November 1997 and one restaurant was sold in December 2011.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at June 30, 2012. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rancho California Plaza, Rancho California, CA	$40,192	$43,435	$80,331	$84,191
East Vista Way, Vista, CA	27,624	27,077	53,925	52,303
Plaza at Puente Hills, Industry, CA	—	13,690	—	31,626
4th Street, Perris, CA	31,177	29,127	59,476	57,057
Foothill Blvd., Upland, CA	30,657	29,848	59,877	58,992
East Valley Blvd., Walnut, CA	20,311	18,660	39,418	36,377
Lassen Street, Chatsworth, CA	36,142	36,337	71,550	71,368
Hesperia Road, Victorville, CA	37,472	35,103	73,917	70,436
W. Sepulveda Blvd., Los Angeles, CA	22,051	21,646	43,427	43,010

Total	$245,626	$254,923	$481,921	$505,360

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $245,626 during the three month period ended June 30, 2012, which represents a decrease of $9,297 from the corresponding period in 2011. The Partnership earned rental revenue of $481,921 during the six month period ended June 30, 2012, which represents a decrease of $23,439 from the corresponding period in 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors and the loss of the Plaza at Puente Hills restaurant in the City of Industry. The City of Industry restaurant was destroyed in a fire resulting from an automobile accident during the second quarter of 2011, and the property was subsequently sold in the fourth quarter of 2011.

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Accounting fees	38.23%	42.09%	63.55%	70.58%
Distribution of information to limited partners	61.77%	57.91%	36.45%	29.42%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three and six month periods primarily due to increased costs for printing primarily related to a mandatory new filing process known as XBRL and software licensing fees that were incurred in a different quarter than the previous year. Depreciation expense decreased because certain assets were disposed in relation to the loss at the restaurant in the City of Industry.

For the three month period ended June 30, 2012, net income decreased by $14,782 from 2011 to 2012 due to the decrease in revenues of $9,297, the decrease in interest and other income of $329 and the increase in general and administrative expenses of $6,146, partially offset by the decrease in depreciation expense of $990. For the six month period ended June 30, 2012, net income decreased by $28,217 from 2011 to 2012 due to the decrease in revenues of $23,439, the decrease in interest and other income of $34 and the increase in general and administrative expenses of $8,738, partially offset by the decrease in depreciation expense of $3,994.

Significant Recent Accounting Pronouncements

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings.

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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 14, 2012	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)