Form 10-Q
period 2012-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2012-11-14
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file no. 0-16191

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES III

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$311,479	$277,636
Receivable from Del Taco LLC	82,272	81,786
Other current assets	1,899	1,654

Total current assets	395,650	361,076

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,284,629
Land improvements	494,254	494,254
Buildings and improvements	2,534,393	2,534,393
Machinery and equipment	1,306,171	1,306,171

	7,619,447	7,619,447
Less-accumulated depreciation	3,589,695	3,535,386

	4,029,752	4,084,061

	$4,511,419	$4,531,154

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$74,623	$69,529
Accounts payable	15,403	37,878

Total current liabilities	90,026	107,407

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at September 30, 2012 and December 31, 2011	3,888,541	3,890,871
General partner-Del Taco LLC	(44,658)	(44,634)

	3,843,883	3,846,237

	$4,511,419	$4,531,154

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
RENTAL REVENUES	$255,739	$254,668	$737,660	$760,029

EXPENSES:
General and administrative	15,788	52,578	78,965	107,017
Depreciation	18,103	18,103	54,309	58,303

	33,891	70,681	133,274	165,320

Operating income	221,848	183,987	604,386	594,709
OTHER INCOME:
Interest	124	124	362	370
Other	815	1,450	2,565	3,225

Net income	$222,787	$185,561	$607,313	$598,304

Net income per limited partnership unit (Note 3)	$4.67	$3.89	$12.72	$12.53

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$607,313	$598,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,309	58,303
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(486)	13,111
Other current assets	(245)	641
Payable to limited partners	5,094	5,773
Accounts payable	(22,475)	21,129

Net cash provided by operating activities	643,510	697,261

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(609,667)	(692,872)

Net change in cash	33,843	4,389
Beginning cash balance	277,636	309,131

Ending cash balance	$311,479	$313,520

Supplemental disclosure of noncash investing activities:

During the nine months ended September 30, 2011, in connection with the total casualty loss of a restaurant, property and equipment of $719,336 and accumulated depreciation of $578,653 were written off and a corresponding insurance receivable of $140,683 was recorded.

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2011 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2012, the results of operations for the three and nine month periods ended September 30, 2012 and 2011 and cash flows for the nine month periods ended September 30, 2012 and 2011 have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Amounts related to disclosure of December 31, 2011 balances within these condensed financial statements were derived from the 2011 audited financial statements.

Management has evaluated events subsequent to September 30, 2012 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - RESTRICTED CASH

At September 30, 2012 and December 31, 2011, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

NOTE 4 - LEASING ACTIVITIES - continued

For the three months ended September 30, 2012, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,131,161 and unaudited net losses of $7,111 as compared to unaudited sales of $2,034,740 and unaudited net income of $15,197, respectively, for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs and decreases in revenues.

For the nine months ended September 30, 2012, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $6,147,167 and unaudited net losses of $53,054 as compared to $6,189,625 and unaudited net losses of $16,452 for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs and decreases in revenues.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2012. The September rent receivable was collected in October 2012.

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

NOTE 6 - DISTRIBUTIONS

Total cash distributions declared and paid in February, May and August 2012 were $173,685, $212,180 and $223,802, respectively. On October 25, 2012, a distribution to the limited partners of $229,839, or approximately $4.86 per limited partnership unit, was approved. Such distribution was paid on November 5, 2012. The General Partner also received a distribution of $2,322 with respect to its 1% partnership interest in November 2012.

NOTE 7 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 8 - CONCENTRATION OF RISK

The restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2012 and 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at September 30, 2012. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rancho California Plaza, Rancho California, CA	$45,169	$43,751	$125,500	$127,943
East Vista Way, Vista, CA	28,633	27,130	82,558	79,433
Plaza at Puente Hills, Industry, CA	—	10,500	—	42,127
4th Street, Perris, CA	31,711	28,621	91,187	85,678
Foothill Blvd., Upland, CA	32,931	30,016	92,808	89,008
East Valley Blvd., Walnut, CA	20,010	19,194	59,428	55,570
Lassen Street, Chatsworth, CA	37,293	37,879	108,843	109,246
Hesperia Road, Victorville, CA	37,109	35,491	111,026	105,927
W. Sepulveda Blvd., Los Angeles, CA	22,883	22,086	66,310	65,097

Total	$255,739	$254,668	$737,660	$760,029

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $255,739 during the three month period ended September 30, 2012, which represents an increase of $1,071 from the corresponding period in 2011. The Partnership earned rental revenue of $737,660 during the nine month period ended September 30, 2012, which represents a decrease of $22,369 from the corresponding period in 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors and the loss of the Plaza at Puente Hills restaurant in the City of Industry. The City of Industry restaurant was destroyed in a fire resulting from an automobile accident during the second quarter of 2011, and the property was subsequently sold in the fourth quarter of 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	General & Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Accounting fees	35.68%	29.11%	57.97%	50.21%
Distribution of information to limited partners	64.32%	61.38%	42.03%	45.12%
Appraisal cost on Unit 218	0.00%	9.51%	0.00%	4.67%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and nine month periods decreased primarily due to the fact that significant costs were incurred in 2011 in connection with the loss of the Plaza at Puente Hills restaurant in the City of Industry.

For the three month period ended September 30, 2012, net income increased by $37,226 from 2011 to 2012 due to the increase in revenues of $1,071 and the decrease in general and administrative expenses of $36,790, partially offset by the decrease in interest and other income of $635. For the nine month period ended September 30, 2012, net income increased $9,009 from 2011 to 2012 due to the decrease in general and administrative expenses of $28,052 and the decrease in depreciation of $3,994, partially offset by the decrease in revenues of $22,369 and decrease in interest and other income of $668.

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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 14, 2012	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer (Principal Financial Officer)