Form 10-K
period 2012-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2013-03-06
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2012

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The restaurant originally built in Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. The restaurant originally built in the city of Industry was sold in December 2011 and net proceeds from the sale were distributed to the partners. As of December 31, 2012, the Partnership had a total of eight properties leased to Del Taco.

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

The Partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,035 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Notes 6 and 8 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Rental revenues	$985,670	$1,005,655	$1,036,594	$1,053,770	$1,050,381
General and administrative expense	94,173	145,625	76,117	79,945	79,794
Depreciation expense	72,412	76,406	112,737	113,240	113,240
Interest and other income	4,106	4,411	4,289	3,082	9,770
Gain on disposal of property	—	545,973	—	—	—
Net income	823,191	1,334,008	852,029	863,667	867,117
Net income per limited partnership unit	17.24	27.94	17.85	18.09	18.16
Cash distributions per limited partnership unit	17.61	45.55	20.25	20.48	20.58
Total assets	4,506,312	4,531,154	5,331,937	5,456,531	5,565,286
Long-term obligations	577,510	577,510	577,510	577,510	577,510

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Off Balance Sheet Arrangements and Contractual Obligations

None.

Results of Operations

The Partnership owns eight properties, as of December 31, 2012, that are under long-term lease to Del Taco for restaurant operations. The restaurant in Industry, California was sold in December 2011.

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2012	2011	2010
Rancho California Plaza, Rancho California, CA	$170,415	$172,253	$174,756
East Vista Way, Vista, CA	109,272	106,084	102,004
Plaza at Puente Hills, Industry, CA (i)	—	45,627	74,052
4th Street, Perris, CA	121,079	113,384	119,456
Foothill Blvd., Upland, CA	125,606	118,857	121,698
East Valley Blvd., Walnut, CA	78,833	74,034	74,553
Lassen Street, Chatsworth, CA	145,132	146,493	146,181
Hesperia Road, Victorville, CA	147,290	142,447	139,331
W. Sepulveda Blvd., Los Angeles, CA	88,043	86,476	84,563

Total	$985,670	$1,005,655	$1,036,594

(i)	This restaurant was destroyed by fire in May 2011 and then sold in December 2011, as more fully described in Note 11.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

The Partnership earned rental revenues of $985,670 during the year ended December 31, 2012, which represents a decrease of $19,985 from 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors and due to the closure of the restaurant in the City of Industry during May 2011.

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

The following table breaks down general and administrative expense by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2012	2011	2010
Accounting fees	47.41%	31.62%	57.26%
Distribution of information to limited partners	47.30	27.47	39.64
Other	5.29	40.91	3.10

	100.00%	100.00%	100.00%

General and administrative costs decreased by $51,452 from 2011 to 2012. The decrease was caused primarily by decreased legal fees and costs related to the loss of the restaurant in the City of Industry, which was partially offset by an increase in costs related to the mandatory filing process known as XBRL.

General and administrative costs increased by $69,508 from 2010 to 2011. The increase was caused primarily by the direct costs related to the fire at the restaurant in the City of Industry and the resulting appraisal and definitive proxy statement (see Note 11), as well as legal fees related to communication from certain limited partners in regards to their desire (which was subsequently withdrawn in the fourth quarter of 2011) to sell all of the properties and then dissolve the Partnership, printing and distribution costs and additional costs related to a new mandatory filing process known as XBRL.

Depreciation expense decreased by $3,994 in 2012 because certain assets were disposed in relation to the loss at the restaurant in the City of Industry in 2011.

Depreciation expense decreased by $36,331 in 2011 because certain assets were disposed in relation to the loss at the restaurant in the City of Industry.

Gain on disposal of property was $545,973 in 2011 and was related to the sale and insurance proceeds from the restaurant in the City of Industry that was destroyed and sold during 2011 (see Note 11). There was no similar gain in 2012 or 2010.

Net income decreased by $510,817 from 2011 to 2012 primarily due to the decrease in the gain related to the sale of the restaurant in The City of Industry of $545,973, the decrease in revenues of $19,985, the decrease in interest and other income of $305, partially offset by the decrease in general and administrative expenses of $51,452 and the decrease in depreciation expense of $3,994.

Net income increased by $481,979 from 2010 to 2011 primarily due to the gain related to the sale of the restaurant in The City of Industry of $545,973, the decrease in depreciation expense of $36,331 and the increase in interest and other income of $122, partially offset by the decrease in revenues of $30,939 and the increase in general and administrative expenses of $69,508.

Recent Accounting Pronouncements

None that applies to the Partnership.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

PART I. INFORMATION

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Restaurant Properties III:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2012 and 2011 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 6, 2013

DEL TACO RESTAURANT PROPERTIES III

BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$326,328	$277,636
Receivable from Del Taco LLC	80,664	81,786
Deposits	1,654	1,654

Total current assets	408,646	361,076

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,284,629
Land improvements	494,254	494,254
Buildings and improvements	2,534,393	2,534,393
Machinery and equipment	1,306,171	1,306,171

	7,619,447	7,619,447
Less—accumulated depreciation	3,607,798	3,535,386

	4,011,649	4,084,061

	$4,506,312	$4,531,154

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$75,944	$69,529
Accounts payable	25,258	37,878

Total current liabilities	101,202	107,407

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at December 31, 2012 and 2011	3,872,420	3,890,871
General partner-Del Taco LLC	(44,820)	(44,634)

	3,827,600	3,846,237

	$4,506,312	$4,531,154

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
RENTAL REVENUES	$985,670	$1,005,655	$1,036,594

EXPENSES:
General and administrative	94,173	145,625	76,117
Depreciation	72,412	76,406	112,737

	166,585	222,031	188,854

Operating income	819,085	783,624	847,740
OTHER INCOME:
Interest	491	486	1,114
Other	3,615	3,925	3,175
Gain on disposal of property	—	545,973	—

Net income	$823,191	$1,334,008	$852,029

Net income per limited partnership unit (Note 2)	$17.24	$27.94	$17.85

Number of limited partnership units used in computing per unit amounts	47,261	47,261	47,261

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2012, 2011, and 2010

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2009	47,261	$4,840,585	$(47,482)	$4,793,103
Net Income	—	843,509	8,520	852,029
Cash Distributions	—	(958,174)	(9,679)	(967,853)

Balance, December 31, 2010	47,261	4,725,920	(48,641)	4,677,279
Net Income	—	1,320,667	13,341	1,334,008
Cash Distributions	—	(2,155,716)	(9,334)	(2,165,050)

Balance, December 31, 2011	47,261	3,890,871	(44,634)	3,846,237
Net Income	—	814,959	8,232	823,191
Cash Distributions	—	(833,410)	(8,418)	(841,828)

Balance, December 31, 2012	47,261	$3,872,420	$(44,820)	$3,827,600

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$823,191	$1,334,008	$852,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,412	76,406	112,737
Gain on disposal of property	—	(545,973)	—
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	1,122	6,349	(474)
Deposits	—	786	(343)
Payable to limited partners	6,415	6,924	(7,599)
Accounts payable	(12,620)	23,335	(1,171)

Net cash provided by operating activities	890,520	901,835	955,179

CASH FLOWS FROM INVESTING ACTIVITIES -
Proceeds from disposal of property	—	1,231,720	—

CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(841,828)	(2,165,050)	(967,853)

Net change in cash	48,692	(31,495)	(12,674)
Beginning cash balance	277,636	309,131	321,805

Ending cash balance	$326,328	$277,636	$309,131

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Restaurant Properties III, a California limited partnership, (the Partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (General Partner or Del Taco) for operation under the Del Taco trade name. As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. In May 2011, the City of Industry property was destroyed by fire and then sold in December 2011 yielding net proceeds of $1,231,720. As of December 31, 2012, Del Taco Restaurant Properties III had eight properties in operation. The term of the partnership agreement is until December 31, 2025 unless terminated earlier by means provided in the partnership agreement.

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

Net Income Per Limited Partnership Unit: The net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average units outstanding during the periods presented which amounted to 47,261 in 2012, 2011 and 2010, respectively.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk: The eight restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2012. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Subsequent Events: Management has evaluated events subsequent to December 31, 2012 through the date the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

NOTE 3 – OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction and improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2012, 2011, and 2010.

NOTE 4 – LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2022 to 2024. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of eight properties leased to Del Taco as of December 31, 2012.

The restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $8,213,914, $8,207,338, and $8,638,283 and unaudited net losses of $94,586, $55,685 and $65,785 during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, the restaurant in Industry, CA generated minimum rental income totaling $20,774 subsequent to being destroyed by fire in May 2011 and prior to its sale in December 2011. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The increase in net loss from the corresponding period of the prior year primarily relates to increased operating expenses.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 5 – RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the months of December 2012 and 2011. The rent receivable was collected in January 2013 and 2012, respectively.

The General Partner received $8,418, $9,334 and $9,679 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2012, 2011 and 2010, respectively.

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

NOTE 6 – RESTRICTED CASH

At December 31, 2012 and 2011 the Partnership had a restricted cash balance of $86,017. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7 – INCOME TAXES (UNAUDITED)

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnerships assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2012	2011	2010
Net income per financial statements	$823,191	$1,334,008	$852,029
Excess (tax) book depreciation	(95)	(289)	28,170
Excess book gain	—	(76,061)	—

Taxable income	$823,096	$1,257,658	$880,199

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2012, is as follows (unaudited):

Partners’ equity per financial statements	$3,827,600
Issue costs of limited partnership units capitalized for tax purposes	1,741,677
Difference in book vs. tax depreciation	506,118
Other	84

Partners’ equity for tax purposes	$6,075,479

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 8 – CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2012 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter
December 31, 2009	$5.17	47,261	47,261
March 31, 2010	4.46	47,261	47,261
June 30, 2010	5.12	47,261	47,261
September 30, 2010	5.50	47,261	47,261

Total paid in 2010	$20.25

December 31, 2010	$5.06	47,261	47,261
March 31, 2011	4.66	47,261	47,261
June 30, 2011	4.77	47,261	47,261
September 30, 2011	5.03	47,261	47,261
Special distribution: December 12, 2011	26.03	47,261	47,261

Total paid in 2011	$45.55

December 31, 2011	$3.63	47,261	47,261
March 31, 2012	4.44	47,261	47,261
June 30, 2012	4.68	47,261	47,261
September 30, 2012	4.86	47,261	47,261

Total paid in 2012	$17.61

Cash distributions per limited partnership unit were calculated based upon the weighted average and cash flow statement units outstanding for each quarter and were paid from operations. Distributions declared in January 2013 for the quarter ended December 31, 2012 amounted to $4.97 per limited partnership unit and were paid in February 2013.

NOTE 9 – RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2012
Rental revenues	$236,295	$245,626	$255,739	$248,010
Net income	177,266	207,261	222,787	215,877
Net income per limited partnership unit	3.71	4.34	4.67	4.52

Year ended December 31, 2011
Rental revenues	$250,437	$254,923	$254,668	$245,627
Net income	190,699	222,043	185,561	735,705
Net income per limited partnership unit	3.99	4.65	3.89	15.41

NOTE 10 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The increase in payable to limited partners from December 31, 2011 to December 31, 2012 is primarily due to the increase in distribution checks that were not deposited by limited partners.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 11 – GAIN ON DISPOSAL OF PROPERTY

On May 3, 2011, an automobile accident and ensuing fire resulted in a total casualty loss of the Plaza at Puente Hills restaurant in Industry, California (Unit 218). The restaurant has not conducted any operations since that date. Unit 218 was operated by Del Taco on real property and improvements owned by the Partnership and leased to Del Taco under a standard lease dated February 24, 1988 between Del Taco and the Partnership, as amended (the Lease). The Lease provided for rental payments equal to 12% of the gross sales (as defined in the Lease) at Unit 218. During the years ended December 31, 2011 and 2010, the annual 12% rental paid to the Partnership was $45,627 and $74,052, or $0.965 and $1.551 per Partnership unit (unaudited), respectively. The Lease did not provide for any minimum rent, except for rental value insurance of $3,500 per month for six months in the event of casualty loss and loss of rental income. The Lease was to expire on February 28, 2023.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	58
Steven L. Brake	Chief Financial Officer	40
John Cappasola	Chief Brand Officer	39
David Pear	Senior Vice President, Operations	49

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

Paul J.B. Murphy, III, Chief Executive Officer of Del Taco LLC. Mr. Murphy has served as Chief Executive Officer since February 2009. He previously served as President and Chief Executive Officer of Einstein Noah Restaurant Group, Inc. (formerly, New World Restaurant Group, Inc.) from October 2003 to December 2007.

Steven L. Brake, Executive Vice President, Chief Financial Officer of Del Taco LLC. Mr. Brake has served as Chief Financial Officer since April 2010 and previously served as Treasurer from March 2006 to April 2010 and as the Corporate Controller of Del Taco LLC from September 2003 to March of 2006. From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments. Mr. Brake was a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.

John Cappasola, Executive Vice President, Chief Brand Officer of Del Taco LLC. Mr. Cappasola has served as our Chief Brand Officer since February 2011. He previously served as our Vice President of Marketing from March 2009 to February 2011. From September 2008 to March 2009, he served as our Vice President of Marketing Development. From August 2002 to September 2008, he held various positions in marketing, strategic development and operations at Blockbuster, Inc. of Dallas, Texas.

David Pear, Senior Vice President, Operations of Del Taco LLC. Mr. Pear has served as Senior Vice President of Operations since January 2012. From January 2009 to January 2012 Mr. Pear served as a Director of DMA Operations for Taco Bell (Yum Brands). From 1985 to January 2009, Mr. Pear served in a wide variety of operation positions with increasing level of responsibility for Domino’s Pizza, Inc.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2012, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $8,232 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $8,418 in distributions relating to its one percent interest in the Partnership.

(b)	During 2012, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2012 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2012	2011
Audit Fees	$17,065	$17,055
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$17,065	$17,055

The General Partner approves all the audit and non-audit services and related fees provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP

Balance Sheets

Statements of Income

Statements of Partners’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a)(2) Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

DEL TACO RESTAURANT PROPERTIES III

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period				Life on which depreciation in latest income statement is computed
Description (All Restaurants)	Encumbrances	Land & land improvements	Building & Improvements	Carrying costs	Land, buildings & improvements Total	Accumulated depreciation	Date of construction	Date acquired
Rancho California, CA	$—	$384,400	$257,807	$—	$642,207	$234,134	1986	1986	20 (LI), 35 (BI)
Vista, CA	—	512,130	343,471	—	855,601	311,923	1987	1987	20 (LI), 35 (BI)
Perris, CA	—	437,522	293,434	—	730,956	266,484	1987	1987	20 (LI), 35 (BI)
Upland, CA	—	281,827	189,014	—	470,841	171,648	1987	1987	20 (LI), 35 (BI)
Walnut, CA	—	340,848	228,597	—	569,445	207,597	1988	1988	20 (LI), 35 (BI)
Los Angeles, CA	—	674,283	452,223	—	1,126,506	410,688	1988	1988	20 (LI), 35 (BI)
Chatsworth, CA	—	642,475	430,890	—	1,073,365	391,322	1989	1989	20 (LI), 35 (BI)
Victorville, CA	—	505,398	338,957	—	844,355	307,831	1989	1989	20 (LI), 35 (BI)

	$—	$3,778,883	$2,534,393	$—	$6,313,276	$2,301,627

	Restaurants	Accumulated Depreciation
Balances at December 31, 2009	$7,360,925	$2,401,977
Additions	—	112,737
Retirements	—	—

Balances at December 31, 2010	7,360,925	2,514,714
Additions	—	76,406
Retirements	(1,047,649)	(361,905)

Balances at December 31, 2011	6,313,276	2,229,215
Additions	—	72,412
Retirements	—	—

Balances at December 31, 2012	$6,313,276	$2,301,627

The aggregate cost basis of Del Taco Restaurant Properties III real estate assets for Federal income tax purposes was $6,313,276 at December 31, 2012.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III a California limited partnership

Del Taco LLC
General Partner

Date March 6, 2013	/s/ Paul J. B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 6, 2013	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 6, 2013	/s/ John Cappasola
John Cappasola
Chief Brand Officer