Form 10-Q
period 2013-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2013-05-15
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES III

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$292,052	$326,328
Receivable from Del Taco LLC	87,553	80,664
Other current assets	1,654	1,654

Total current assets	381,259	408,646

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,284,629
Land improvements	494,254	494,254
Buildings and improvements	2,534,393	2,534,393
Machinery and equipment	1,306,171	1,306,171

	7,619,447	7,619,447
Less - accumulated depreciation	3,625,901	3,607,798

	3,993,546	4,011,649

	$4,460,822	$4,506,312

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$79,685	$75,944
Accounts payable	33,566	25,258

Total current liabilities	113,251	101,202

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at March 31, 2013 and December 31, 2012	3,815,456	3,872,420
General partner-Del Taco LLC	(45,395)	(44,820)

	3,770,061	3,827,600

	$4,460,822	$4,506,312

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
RENTAL REVENUES	$240,964	$236,295

EXPENSES:
General and administrative	43,080	42,018
Depreciation	18,103	18,103

	61,183	60,121

Operating income	179,781	176,174
OTHER INCOME:
Interest	126	117
Other	250	975

Net income	$180,157	$177,266

Net income per limited partnership unit (Note 3)	$3.77	$3.71

Number of units used in computing per unit amounts	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$180,157	$177,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,103	18,103
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(6,889)	(3,005)
Other current assets	—	(733)
Payable to limited partners	3,741	(7,858)
Accounts payable	8,308	(9,151)

Net cash provided by operating activities	203,420	174,622

CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(237,696)	(173,685)

Net change in cash	(34,276)	937
Beginning cash balance	326,328	277,636

Ending cash balance	$292,052	$278,573

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2012 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2013, the results of operations and cash flows for the three month periods ended March 31, 2013 and 2012 have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Amounts related to disclosure of December 31, 2012 balances within these condensed financial statements were derived from the 2012 audited financial statements.

Management has evaluated events subsequent to March 31, 2013 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - RESTRICTED CASH

At March 31, 2013 and December 31, 2012, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 in 2013 and 2012.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2013

UNAUDITED

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT - Continued

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

For the three months ended March 31, 2013, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,008,030 and unaudited net losses of $39,198 as compared to unaudited sales of $1,969,125 and unaudited net losses of $21,373, respectively, for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March 2013. The March rent receivable was collected in April 2013.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2013

UNAUDITED

NOTE 6 – DISTRIBUTIONS

Total cash distributions declared and paid in February 2013 were $237,696. On April 29, 2013, a distribution to the limited partners of $205,563, or approximately $4.34 per limited partnership unit, was approved. Such distribution was paid on May 9, 2013. The General Partner also received a distribution of $2,076 with respect to its 1% partnership interest in May 2013.

NOTE 7 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 8 – CONCENTRATION OF RISK

The restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2013 and 2012. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at March 31, 2013. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns eight properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended March 31,
	2013	2012
Rancho California Plaza, Rancho California, CA	$40,570	$40,138
East Vista Way, Vista, CA	25,755	26,301
4th Street, Perris, CA	30,099	28,299
Foothill Blvd., Upland, CA	32,723	29,220
East Valley Blvd., Walnut, CA	19,433	19,108
Lassen Street, Chatsworth, CA	35,394	35,409
Hesperia Road, Victorville, CA	36,273	36,444
W. Sepulveda Blvd., Los Angeles, CA	20,717	21,376

Total	$240,964	$236,295

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $240,964 during the three month period ended March 31, 2013, which represents an increase of $4,669 from the corresponding period in 2012. The changes in rental revenues between 2012 and 2013 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

Percent of Total

General & Administrative Expense

	Three Months Ended March 31,
	2013	2012
Accounting fees	70.03%	72.15%
Distribution of information to limited partners	29.97%	27.85%

	100.00%	100.00%

General and administrative costs increased from 2012 to 2013 primarily due to increased costs for printing.

For the three month period ended March 31, 2013, net income increased by $2,891 from 2012 to 2013 due to the increase in revenues of $4,669, partially offset by the decrease in interest and other income of $716 and the increase in general and administrative expenses of $1,062.

Significant Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2012 Form 10-K.

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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 15, 2013	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)