Form 10-Q
period 2013-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2013-08-14
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

INDEX

DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

	June 30, 2013		December 31, 2012
	(Unaudited	)
ASSETS
CURRENT ASSETS:
Cash	$319,674		$326,328
Receivable from Del Taco LLC	85,482		80,664
Other current assets	2,163		1,654

Total current assets	407,319		408,646

RESTRICTED CASH	86,017		86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629		3,284,629
Land improvements	494,254		494,254
Buildings and improvements	2,534,393		2,534,393
Machinery and equipment	1,306,171		1,306,171

	7,619,447		7,619,447
Less—accumulated depreciation	3,644,004		3,607,798

	3,975,443		4,011,649

	$4,468,779		$4,506,312

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$82,180		$75,944
Accounts payable	23,603		25,258

Total current liabilities	105,783		101,202

OBLIGATION TO GENERAL PARTNER	577,510		577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at June 30, 2013 and December 31, 2012	3,830,727		3,872,420
General partner-Del Taco LLC	(45,241)		(44,820)

	3,785,486		3,827,600

	$4,468,779		$4,506,312

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
RENTAL REVENUES	$258,486	$245,626	$499,449	$481,921

EXPENSES:
General and administrative	18,129	21,158	61,209	63,177
Depreciation	18,103	18,103	36,206	36,206

	36,232	39,261	97,415	99,383

Operating income	222,254	206,365	402,034	382,538
OTHER INCOME:
Interest	135	121	262	238
Other	675	775	925	1,750

Net income	$223,064	$207,261	$403,221	$384,526

Net income per limited partnership unit (note 3)	$4.67	$4.34	$8.45	$8.05

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$403,221	$384,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,206	36,206
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(4,818)	(2,491)
Other current assets	(509)	(488)
Payable to limited partners	6,236	4,691
Accounts payable	(1,655)	(11,486)

Net cash provided by operating activities	438,681	410,958
CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(445,335)	(385,865)

Net change in cash	(6,654)	25,093
Beginning cash balance	326,328	277,636

Ending cash balance	$319,674	$302,729

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

UNAUDITED

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2012 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2013, the results of operations for the three and six month periods ended June 30, 2013 and 2012 and cash flows for the six month periods ended June 30, 2013 and 2012 have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Amounts related to disclosure of December 31, 2012 balances within these condensed financial statements were derived from the audited 2012 financial statements.

Management has evaluated events subsequent to June 30, 2013 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2—RESTRICTED CASH

At June 30, 2013 and December 31, 2012, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3—NET INCOME PER LIMITED PARTNERSHIP UNIT

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

NOTE 4—LEASING ACTIVITIES

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

UNAUDITED

NOTE 4—LEASING ACTIVITIES—continued

For the three months ended June 30, 2013, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,154,048 and unaudited net losses of $5,957, as compared to unaudited sales of $2,046,881 and unaudited net losses of $24,570 for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increased sales and decreases in operating costs.

For the six months ended June 30, 2013, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,162,078 and unaudited net losses of $45,155, as compared to unaudited sales of $4,016,006 and unaudited net losses of $45,943 for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increased sales and decreases in operating costs.

NOTE 5—TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June 2013. The June rent receivable was collected in July 2013.

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

NOTE 6—DISTRIBUTIONS

Total cash distributions declared and paid in February and June 2013 were $237,696 and $207,639, respectively. On July 24, 2013, a distribution to the limited partners of $230,471, or approximately $4.87 per limited partnership unit, was declared. Such distribution was paid on August 7, 2013. The General Partner also received a distribution of $2,328 with respect to its one percent partnership interest in August 2013.

NOTE 7—PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 8—CONCENTRATION OF RISK

The restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2013 and 2012. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at June 30, 2013. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rancho California Plaza, Rancho California, CA	$43,240	$40,192	$83,809	$80,331
East Vista Way, Vista, CA	27,816	27,624	53,571	53,925
4th Street, Perris, CA	32,843	31,177	62,943	59,476
Foothill Blvd., Upland, CA	36,431	30,657	69,154	59,877
East Valley Blvd., Walnut, CA	20,612	20,311	40,044	39,418
Lassen Street, Chatsworth, CA	37,381	36,142	72,774	71,550
Hesperia Road, Victorville, CA	38,959	37,472	75,233	73,917
W. Sepulveda Blvd., Los Angeles, CA	21,204	22,051	41,921	43,427

Total	$258,486	$245,626	$499,449	$481,921

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $258,486 during the three month period ended June 30, 2013, which represents an increase of $12,860 from the corresponding period in 2012. The Partnership earned rental revenue of $499,449 during the six month period ended June 30, 2013, which represents an increase of $17,528 from the corresponding period in 2012. The changes in rental revenues between 2012 and 2013 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

Percent of Total

General & Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accounting fees	44.52%	38.23%	65.19%	63.55%
Distribution of information to limited partners	55.48%	61.77%	34.81%	36.45%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs decreased during the three and six month periods primarily due to decreased costs for printing.

For the three month period ended June 30, 2013, net income increased by $15,803 from 2012 to 2013 due to the increase in revenues of $12,860 and the decrease in general and administrative expenses of $3,029, partially offset by the decrease in interest and other income of $86. For the six month period ended June 30, 2013, net income increased by $18,695 from 2012 to 2013 due to the increase in revenues of $17,528 and the decrease in general and administrative expenses of $1,968, partially offset by the decrease in interest and other income of $801.

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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 14, 2013	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)