Form 10-Q
period 2013-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2013-11-14
CIK 786360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

INDEX

DEL TACO RESTAURANT PROPERTIES III

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$333,356	$326,328
Receivable from Del Taco LLC	85,374	80,664
Other current assets	1,993	1,654

Total current assets	420,723	408,646

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,284,629
Land improvements	494,254	494,254
Buildings and improvements	2,534,393	2,534,393
Machinery and equipment	1,306,171	1,306,171

	7,619,447	7,619,447
Less—accumulated depreciation	3,662,107	3,607,798

	3,957,340	4,011,649

	$4,464,080	$4,506,312

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$85,382	$75,944
Accounts payable	18,727	25,258

Total current liabilities	104,109	101,202

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at September 30, 2013 and December 31, 2012	3,827,732	3,872,420
General partner-Del Taco LLC	(45,271)	(44,820)

	3,782,461	3,827,600

	$4,464,080	$4,506,312

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
RENTAL REVENUES	$261,201	$255,739	$760,651	$737,660

EXPENSES:
General and administrative	13,936	15,788	75,145	78,965
Depreciation	18,103	18,103	54,309	54,309

	32,039	33,891	129,454	133,274

Operating income	229,162	221,848	631,197	604,386

OTHER INCOME:
Interest	137	124	398	362
Other	475	815	1,400	2,565

Net income	$229,774	$222,787	$632,995	$607,313

Net income per limited partnership unit (Note 3)	$4.81	$4.67	$13.26	$12.72

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$632,995	$607,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,309	54,309
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(4,710)	(486)
Other current assets	(339)	(245)
Payable to limited partners	9,438	5,094
Accounts payable	(6,531)	(22,475)

Net cash provided by operating activities	685,162	643,510

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(678,134)	(609,667)

Net change in cash	7,028	33,843

Beginning cash balance	326,328	277,636

Ending cash balance	$333,356	$311,479

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2012 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2013, the results of operations for the three and nine month periods ended September 30, 2013 and 2012 and cash flows for the nine month periods ended September 30, 2013 and 2012 have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Amounts related to disclosure of December 31, 2012 balances within these condensed financial statements were derived from the 2012 audited financial statements.

Management has evaluated events subsequent to September 30, 2013 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - RESTRICTED CASH

At September 30, 2013 and December 31, 2012, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

UNAUDITED

NOTE 4 - LEASING ACTIVITIES - continued

For the three months ended September 30, 2013, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,176,679 and unaudited net losses of $12,562 as compared to unaudited sales of $2,131,161 and unaudited net losses of $7,111, respectively, for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs and decreases in revenues.

For the nine months ended September 30, 2013, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $6,338,757 and unaudited net losses of $57,717 as compared to $6,147,167 and unaudited net losses of $53,054 for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2013. The September rent receivable was collected in October 2013.

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

NOTE 6 - DISTRIBUTIONS

Total cash distributions declared and paid in February, June and August 2013 were $237,696, $207,639 and $232,799, respectively. On October 21, 2013, a distribution to the limited partners of $240,859, or approximately $5.09 per limited partnership unit, was approved. Such distribution was paid on November 6, 2013. The General Partner also received a distribution of $2,433 with respect to its 1% partnership interest in November 2013.

NOTE 7 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 8 - CONCENTRATION OF RISK

The restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2013 and 2012. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Liquidity and Capital Resources

Del Taco Restaurant Properties III (the “Partnership” or the “Company”) offered limited partnership units for sale between February 1986 and June 1987. $12 million was raised through the sale of limited partnership units and used to acquire sites and build ten restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. One restaurant was sold in November 1997 and one restaurant was sold in December 2012.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at September 30, 2013. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Rancho California Plaza, Rancho California, CA	$45,099	$45,169	$128,909	$125,500
East Vista Way, Vista, CA	27,976	28,633	81,547	82,558
4th Street, Perris, CA	32,150	31,711	95,093	91,187
Foothill Blvd., Upland, CA	36,474	32,931	105,627	92,808
East Valley Blvd., Walnut, CA	21,139	20,010	61,183	59,428
Lassen Street, Chatsworth, CA	38,024	37,293	110,798	108,843
Hesperia Road, Victorville, CA	38,289	37,109	113,522	111,026
W. Sepulveda Blvd., Los Angeles, CA	22,050	22,883	63,972	66,310

Total	$261,201	$255,739	$760,651	$737,660

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $261,201 during the three month period ended September 30, 2013, which represents an increase of $5,462 from the corresponding period in 2012. The Partnership earned rental revenue of $760,651 during the nine month period ended September 30, 2013, which represents an increase of $22,991 from the corresponding period in 2012. The changes in rental revenues between 2012 and 2013 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Accounting fees	40.15%	35.68%	60.54%	57.97%
Distribution of information to limited partners	59.85%	64.32%	39.46%	42.03%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs decreased during the three and nine month periods primarily due to a one time decrease in costs for mailing.

For the three month period ended September 30, 2013, net income increased by $6,987 from 2012 to 2013 due to the increase in revenues of $5,462 and the decrease in general and administrative expenses of $1,852, partially offset by the decrease in interest and other income of $327. For the nine month period ended September 30, 2013, net income increased $25,682 from 2012 to 2013 due to the increase in revenues of $22,991 and the decrease in general and administrative expenses of $3,820, partially offset by and decrease in interest and other income of $1,129.

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

(c)	Asset-backed issuers:

Not applicable.

PART II. OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 6.	Exhibits

(a)	Exhibits

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III (a California limited partnership) Registrant

Del Taco LLC General Partner

Date: November 14, 2013	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer (Principal Financial Officer)