Form 10-K
period 2013-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2014-03-24
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2013

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. The property for Twentynine Palms was sold in November 1997 and net proceeds from the sale were distributed to the partners. The property in Industry, California was sold in December 2011 and net proceeds from the sale were distributed to the partners. As of December 31, 2013, the Partnership had a total of eight properties leased to Del Taco.

The Partnership has no full-time employees. The Partnership agreement assigns full authority for general management and supervision of the business affairs of the Partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.

Item 1A.	Risk Factors

None.

Item 2.	Properties

The Partnership acquired ten properties with proceeds obtained from the sale of limited partnership units:

Address	City, State	Date of Acquisition	Restaurant Constructed	Date of Commencement of Operation (1)
Rancho California Plaza	Rancho California, CA	December 23, 1986	60 seat with drive through service window	July 14, 1987

East Vista Way	Vista, CA	February 24, 1987	60 seat with drive through service window	September 10, 1987

4th Street	Perris, CA	June 24, 1987	60 seat with drive through service window	December 16, 1987

Foothill Boulevard	Upland, CA	August 3, 1987	60 seat with drive through service window	January 12, 1988

Plaza at Puente Hills	Industry, CA	May 12, 1987	60 seat with drive through service window	February 24, 1988 (2)

Twentynine Palms Highway	Twentynine Palms, CA	December 14, 1987	60 seat with drive through service window	May 17, 1988 (3)

East Valley Boulevard	Walnut, CA	April 29, 1988	60 seat with drive through service window	August 31, 1988

West Sepulveda Boulevard	Los Angeles, CA	July 8, 1988	60 seat with drive through service window	January 12, 1989 (4)

Lassen Street	Chatsworth, CA	January 27, 1989	60 seat with drive through service window	August 21, 1989

Hesperia Road	Victorville, CA	December 29, 1989	100 seat with drive through service window	July 5, 1990

See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.
(2)	In May 2011, the Industry, California property was destroyed by fire, an insurance claim was received, and the property was sold in December 2011 yielding net proceeds to the Partnership of $1,231,720.
(3)	In November 1997, the Twentynine Palms property was sold yielding net proceeds to the Partnership of $278,612.
(4)	The restaurant was subleased to a franchisee of Del Taco and the restaurant operated as a Del Taco restaurant. On December 29, 1999 the franchise agreement for this restaurant expired. Del Taco began operation of this restaurant as a company-managed facility on December 29, 1999.

Item 3.	Legal Proceedings

The Partnership is not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 1,009 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Notes 6 and 8 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Rental revenues	$1,023,572	$985,670	$1,005,655	$1,036,594	$1,053,770
General and administrative expense	91,074	94,173	145,625	76,117	79,945
Depreciation expense	72,412	72,412	76,406	112,737	113,240
Interest and other income	2,737	4,106	4,411	4,289	3,082
Gain on disposal of property	—	—	545,973	—	—
Net income	862,823	823,191	1,334,008	852,029	863,667
Net income per limited partnership unit	18.07	17.24	27.94	17.85	18.09
Cash distributions per limited partnership unit	19.27	17.61	45.55	20.25	20.48
Total assets	4,450,751	4,506,312	4,531,154	5,331,937	5,456,531
Long-term obligations	577,510	577,510	577,510	577,510	577,510

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

The Partnership offered limited partnership units for sale between February 1986 and June 1987. In total, $12 million was raised through the sale of limited partnership units and used to acquire sites, build ten restaurants, pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. One property was sold in November 1997.

As described in note 6 to the Notes to the Financial Statements contained under Item 8, the Partnership has a death and disability redemption fund totaling $86,017 at December 31, 2013. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

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

Off Balance Sheet Arrangements and Contractual Obligations

None.

Results of Operations

The Partnership owns eight properties, as of December 31, 2013, that are under long-term lease to Del Taco for restaurant operations. The property in Industry, California was sold in December 2011.

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2013	2012	2011
Rancho California Plaza, Rancho California, CA	$173,958	$170,415	$172,253
East Vista Way, Vista, CA	109,317	109,272	106,084
Plaza at Puente Hills, Industry, CA (i)	—	—	45,627
4th Street, Perris, CA	127,697	121,079	113,384
Foothill Blvd., Upland, CA	141,859	125,606	118,857
East Valley Blvd., Walnut, CA	81,360	78,833	74,034
Lassen Street, Chatsworth, CA	149,662	145,132	146,493
Hesperia Road, Victorville, CA	153,240	147,290	142,447
W. Sepulveda Blvd., Los Angeles, CA	86,479	88,043	86,476

Total	$1,023,572	$985,670	$1,005,655

(i)	This restaurant was destroyed by fire in May 2011 and the property was sold in December 2011, as more fully described in Note 11.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $1,023,572 during the year ended December 31, 2013, which represents an increase of $37,902 from 2012. The changes in rental revenues between 2012 and 2013 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

The Partnership earned rental revenues of $985,670 during the year ended December 31, 2012, which represents a decrease of $19,985 from 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors and due to the closure of the restaurant in the Industry, California during May 2011.

The following table breaks down general and administrative expense by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2013	2012	2011
Accounting fees	50.65%	47.41%	31.62%
Distribution of information to limited partners	45.57	47.30	27.47
Other	3.78	5.29	40.91

	100.00%	100.00%	100.00%

General and administrative costs decreased by $3,099 from 2012 to 2013. The decrease was caused primarily by decreased legal fees.

General and administrative costs decreased by $51,452 from 2011 to 2012. The decrease was caused primarily by decreased legal fees and costs related to the loss of the restaurant in the Industry, California which was partially offset by an increase in costs related to the mandatory filing process known as XBRL.

Depreciation expense decreased by $3,994 in 2012 because certain assets were disposed in relation to the loss at the restaurant in the Industry, California in 2011.

Gain on disposal of property was $545,973 in 2011 and was related to the sale and insurance proceeds from the restaurant in the Industry, California that was destroyed and sale of the property during 2011 (see Note 11). There was no similar gain in 2012 or 2013.

Net income increased by $39,632 from 2012 to 2013 due to the increase in revenues of $37,902 and the decrease in general and administrative expenses of $3,099, partially offset by the decrease in interest and other income of $1,369.

Net income decreased by $510,817 from 2011 to 2012 primarily due to the decrease in the gain related to the sale of the restaurant in Industry, California of $545,973, the decrease in revenues of $19,985, the decrease in interest and other income of $305, partially offset by the decrease in general and administrative expenses of $51,452 and the decrease in depreciation expense of $3,994.

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

PART I. INFORMATION

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Restaurant Properties III:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2013 and 2012 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 21, 2014

DEL TACO RESTAURANT PROPERTIES III

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$335,901	$326,328
Receivable from Del Taco LLC	87,772	80,664
Deposits	1,824	1,654

Total current assets	425,497	408,646

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,284,629
Land improvements	494,254	494,254
Buildings and improvements	2,534,393	2,534,393
Machinery and equipment	1,306,171	1,306,171

	7,619,447	7,619,447
Less—accumulated depreciation	3,680,210	3,607,798

	3,939,237	4,011,649

	$4,450,751	$4,506,312

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$88,950	$75,944
Accounts payable	15,294	25,258

Total current liabilities	104,244	101,202

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at December 31, 2013 and 2012	3,814,403	3,872,420
General partner-Del Taco LLC	(45,406)	(44,820)

	3,768,997	3,827,600

	$4,450,751	$4,506,312

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
RENTAL REVENUES	$1,023,572	$985,670	$1,005,655

EXPENSES:
General and administrative	91,074	94,173	145,625
Depreciation	72,412	72,412	76,406

	163,486	166,585	222,031

Operating income	860,086	819,085	783,624
OTHER INCOME:
Interest	537	491	486
Other	2,200	3,615	3,925
Gain on disposal of property	—	—	545,973

Net income	$862,823	$823,191	$1,334,008

Net income per limited partnership unit (Note 2)	$18.07	$17.24	$27.94

Number of limited partnership units used in computing per unit amounts	47,261	47,261	47,261

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2013, 2012, and 2011

	Limited Partners		General Partner	Total
	Units	Amount
Balance, December 31, 2010	47,261	$4,725,920	$(48,641)	$4,677,279
Net Income	—	1,320,667	13,341	1,334,008
Cash Distributions	—	(2,155,716)	(9,334)	(2,165,050)

Balance, December 31, 2011	47,261	3,890,871	(44,634)	3,846,237
Net Income	—	814,959	8,232	823,191
Cash Distributions	—	(833,410)	(8,418)	(841,828)

Balance, December 31, 2012	47,261	3,872,420	(44,820)	3,827,600
Net Income	—	854,195	8,628	862,823
Cash Distributions	—	(912,212)	(9,214)	(921,426)

Balance, December 31, 2013	47,261	$3,814,403	$(45,406)	$3,768,997

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$862,823	$823,191	$1,334,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,412	72,412	76,406
Gain on disposal of property	—	—	(545,973)
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(7,108)	1,122	6,349
Deposits	(170)	—	786
Payable to limited partners	13,006	6,415	6,924
Accounts payable	(9,964)	(12,620)	23,335

Net cash provided by operating activities	930,999	890,520	901,835

CASH FLOWS FROM INVESTING ACTIVITIES -
Proceeds from disposal of property	—	—	1,231,720

CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(921,426)	(841,828)	(2,165,050)

Net change in cash	9,573	48,692	(31,495)
Beginning cash balance	326,328	277,636	309,131

Ending cash balance	$335,901	$326,328	$277,636

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Restaurant Properties III, a California limited partnership, (the Partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (General Partner or Del Taco) for operation under the Del Taco trade name. As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. In May 2011, the Industry, California property was destroyed by fire and then sold in December 2011 yielding net proceeds of $1,231,720. As of December 31, 2013, Del Taco Restaurant Properties III had eight properties in operation. The term of the partnership agreement is until December 31, 2025 unless terminated earlier by means provided in the partnership agreement.

The Partnership has no full-time employees (see Note 4). The Partnership agreement assigns full authority for general management and supervision of the business affairs of the Partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.

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

Net Income Per Limited Partnership Unit: The net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average units outstanding during the periods presented which amounted to 47,261 in 2013, 2012 and 2011, respectively.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk: The eight restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2013. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Subsequent Events: Management has evaluated events subsequent to December 31, 2013 through the date the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

NOTE 3 – OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction and improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2013, 2012, and 2011.

NOTE 4 – LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2022 to 2024. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of eight properties leased to Del Taco as of December 31, 2013.

The restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $8,529,770, $8,213,914, and $8,207,338 and unaudited net losses of $66,093, $94,586 and $55,685 during the years ended December 31, 2013, 2012 and 2011, respectively. In addition, the restaurant in Industry, California generated minimum rental income totaling $20,774 subsequent to being destroyed by fire in May 2011 and prior to its sale in December 2011. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense. The decrease in net loss from the corresponding period of the prior year primarily relates to decreased operating expenses.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 5 – RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the months of December 2013 and 2012. The rent receivable was collected in January 2014 and 2013, respectively.

The General Partner received $9,214, $8,418 and $9,334 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2013, 2012 and 2011, respectively.

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

NOTE 6 – RESTRICTED CASH

At December 31, 2013 and 2012 the Partnership had a restricted cash balance of $86,017. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7 – INCOME TAXES (UNAUDITED)

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnerships assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2013	2012	2011
Net income per financial statements	$862,823	$823,191	$1,334,008
Excess tax depreciation	(95)	(95)	(289)
Excess book gain	—	—	(76,061)

Taxable income	$862,728	$823,096	$1,257,658

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2013, is as follows (unaudited):

Partners’ equity per financial statements	$3,768,997
Issue costs of limited partnership units capitalized for tax purposes	1,741,677
Difference in book vs. tax depreciation	506,023
Other	84

Partners’ equity for tax purposes	$6,016,781

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 8 – CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2013 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter
December 31, 2010	$5.06	47,261	47,261
March 31, 2011	4.66	47,261	47,261
June 30, 2011	4.77	47,261	47,261
September 30, 2011	5.03	47,261	47,261
Special distribution: December 12, 2011	26.03	47,261	47,261

Total paid in 2011	$45.55

December 31, 2011	$3.63	47,261	47,261
March 31, 2012	4.44	47,261	47,261
June 30, 2012	4.68	47,261	47,261
September 30, 2012	4.86	47,261	47,261

Total paid in 2012	$17.61

December 31, 2012	$4.97	47,261	47,261
March 31, 2013	4.34	47,261	47,261
June 30, 2013	4.87	47,261	47,261
September 30, 2013	5.09	47,261	47,261

Total paid in 2013	$19.27

Cash distributions per limited partnership unit were calculated based upon the weighted average and cash flow statement units outstanding for each quarter and were paid from operations. Distributions declared in January 2014 for the quarter ended December 31, 2013 amounted to $4.90 per limited partnership unit and were paid in February 2014.

NOTE 9 – RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2013
Rental revenues	$240,964	$258,486	$261,201	$262,921
Net income	180,157	223,064	229,774	229,828
Net income per limited partnership unit	3.77	4.67	4.81	4.82
Year ended December 31, 2012
Rental revenues	$236,295	$245,626	$255,739	$248,010
Net income	177,266	207,261	222,787	215,877
Net income per limited partnership unit	3.71	4.34	4.67	4.52

NOTE 10 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The increase in payable to limited partners from December 31, 2012 to December 31, 2013 is primarily due to the increase in distribution checks that were not deposited by limited partners.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	59
Steven L. Brake	Chief Financial Officer	41
John Cappasola	Chief Brand Officer	40
David Pear	Senior Vice President, Operations	50

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

Code of Ethics

The Partnership has no executive officers or any full-time employees and, accordingly, has not adopted a code of ethics.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2013, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $8,628 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $9,214 in distributions relating to its one percent interest in the Partnership.

(b)	During 2013, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2013 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2013	2012
Audit Fees	$17,010	$17,065
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$17,010	$17,065

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP

Balance Sheets

Statements of Income

Statements of Partners’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

DEL TACO RESTAURANT PROPERTIES III

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period				Life on which depreciation in latest income statement is computed
Description (All Restaurants)	Encumbrances	Land & land improvements	Building & Improvements	Carrying costs	Land, buildings & improvements Total	Accumulated depreciation	Date of construction	Date acquired
Rancho California, CA	$—	$384,400	$257,807	$—	$642,207	$241,500	1986	1986	20 (LI), 35 (BI)
Vista, CA	—	512,130	343,471	—	855,601	321,736	1987	1987	20 (LI), 35 (BI)
Perris, CA	—	437,522	293,434	—	730,956	274,868	1987	1987	20 (LI), 35 (BI)
Upland, CA	—	281,827	189,014	—	470,841	177,048	1987	1987	20 (LI), 35 (BI)
Walnut, CA	—	340,848	228,597	—	569,445	214,128	1988	1988	20 (LI), 35 (BI)
Los Angeles, CA	—	674,283	452,223	—	1,126,506	423,609	1988	1988	20 (LI), 35 (BI)
Chatsworth, CA	—	642,475	430,890	—	1,073,365	403,634	1989	1989	20 (LI), 35 (BI)
Victorville, CA	—	505,398	338,957	—	844,355	317,516	1989	1989	20 (LI), 35 (BI)

	$—	$3,778,883	$2,534,393	$—	$6,313,276	$2,374,039

	Restaurants	Accumulated Depreciation
Balances at December 31, 2010	$7,360,925	$2,514,714
Additions	—	76,406
Retirements	(1,047,649)	(361,905)

Balances at December 31, 2011	6,313,276	2,229,215
Additions	—	72,412
Retirements	—	—

Balances at December 31, 2012	6,313,276	2,301,627
Additions	—	72,412
Retirements	—	—

Balances at December 31, 2013	$6,313,276	$2,374,039

The aggregate cost basis of Del Taco Restaurant Properties III real estate assets for Federal income tax purposes was $6,313,276 at December 31, 2013.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III a California limited partnership Del Taco LLC General Partner

Date March 21, 2014	/s/ Paul J. B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 21, 2014	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 21, 2014	/s/ John Cappasola
John Cappasola
Chief Brand Officer