Form 10-Q
period 2014-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2014-05-15
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES III

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$332,834	$335,901
Receivable from Del Taco LLC	93,871	87,772
Other current assets	1,654	1,824

Total current assets	428,359	425,497

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,284,629
Land improvements	494,254	494,254
Buildings and improvements	2,534,393	2,534,393
Machinery and equipment	1,306,171	1,306,171

	7,619,447	7,619,447
Less - accumulated depreciation	3,698,313	3,680,210

	3,921,134	3,939,237

	$4,435,510	$4,450,751

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$91,026	$88,950
Accounts payable	35,472	15,294

Total current liabilities	126,498	104,244

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at March 31, 2014 and December 31, 2013	3,777,283	3,814,403
General partner-Del Taco LLC	(45,781)	(45,406)

	3,731,502	3,768,997

	$4,435,510	$4,450,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
RENTAL REVENUES	$257,082	$240,964

EXPENSES:
General and administrative	44,030	43,080
Depreciation	18,103	18,103

	62,133	61,183

Operating income	194,949	179,781

OTHER INCOME:
Interest	139	126
Other	1,675	250

Net income	$196,763	$180,157

Net income per limited partnership unit (Note 2)	$4.12	$3.77

Number of units used in computing per unit amounts	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$196,763	$180,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,103	18,103
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(6,099)	(6,889)
Other current assets	170	—
Payable to limited partners	2,076	3,741
Accounts payable	20,178	8,308

Net cash provided by operating activities	231,191	203,420

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(234,258)	(237,696)

Net change in cash	(3,067)	(34,276)

Beginning cash balance	335,901	326,328

Ending cash balance	$332,834	$292,052

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2013 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2014, the results of operations for the three month periods ended March 31, 2014 and 2013 and cash flows for the three month periods ended March 31, 2014 and 2013 have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Amounts related to disclosure of December 31, 2013 balances within these condensed financial statements were derived from the 2013 audited financial statements.

Management has evaluated events subsequent to March 31, 2014 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - RESTRICTED CASH

At March 31, 2014 and December 31, 2013, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 in 2014 and 2013.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

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

For the three months ended March 31, 2014, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,142,350 and unaudited net losses of $15,884 as compared to unaudited sales of $2,008,030 and unaudited net losses of $39,198, respectively, for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in sales.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March 2014. The March rent receivable was collected in April 2014.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

NOTE 6 – DISTRIBUTIONS

Total cash distributions declared and paid in February 2014 were $234,258. On April 24, 2014, a distribution to the limited partners of $234,748, or approximately $4.96 per limited partnership unit, was approved. Such distribution was paid on May 7, 2014. The General Partner also received a distribution of $2,371 with respect to its 1% partnership interest in May 2014.

NOTE 7 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 8 – CONCENTRATION OF RISK

The restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2014 and 2013. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at March 31, 2014. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns eight properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended March 31,
	2014	2013
Rancho California Plaza, Rancho California, CA	$40,206	$40,570
East Vista Way, Vista, CA	26,621	25,755
4th Street, Perris, CA	32,803	30,099
Foothill Blvd., Upland, CA	36,241	32,723
East Valley Blvd., Walnut, CA	20,830	19,433
Lassen Street, Chatsworth, CA	38,384	35,394
Hesperia Road, Victorville, CA	39,710	36,273
W. Sepulveda Blvd., Los Angeles, CA	22,287	20,717

Total	$257,082	$240,964

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $257,082 during the three month period ended March 31, 2014, which represents an increase of $16,118 from the corresponding period in 2013. The changes in rental revenues between 2013 and 2014 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

Percent of Total

General & Administrative Expense

	Three Months Ended March 31,
	2014	2013
Accounting fees	70.29%	70.03%
Distribution of information to limited partners	29.71%	29.97%

	100.00%	100.00%

General and administrative costs increased from 2013 to 2014 primarily due to increased costs for accounting and tax preparation.

For the three month period ended March 31, 2014, net income increased by $16,606 from 2013 to 2014 due to the increase in revenues of $16,118 and other income of $1,438, partially offset by the increase in general and administrative expenses of $950.

Significant Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2013 Form 10-K.

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

Not applicable.

PART II. OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 6. Exhibits

(a)	Exhibits

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 14, 2014	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)