Form 10-Q
period 2014-06-30
DEL TACO RESTAURANT PROPERTIES III
filed 2014-08-13
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES III

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$355,604	$335,901
Receivable from Del Taco LLC	89,630	87,772
Other current assets	1,655	1,824

Total current assets	446,889	425,497

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,284,629
Land improvements	494,254	494,254
Buildings and improvements	2,534,393	2,534,393
Machinery and equipment	1,306,171	1,306,171

	7,619,447	7,619,447
Less-accumulated depreciation	3,716,416	3,680,210

	3,903,031	3,939,237

	$4,435,937	$4,450,751

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$92,590	$88,950
Accounts payable	34,501	15,294

Total current liabilities	127,091	104,244

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at June 30, 2014 and December 31, 2013	3,777,119	3,814,403
General partner-Del Taco LLC	(45,783)	(45,406)

	3,731,336	3,768,997

	$4,435,937	$4,450,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
RENTAL REVENUES	$271,721	$258,486	$528,803	$499,449

EXPENSES:
General and administrative	18,883	18,129	62,912	61,209
Depreciation	18,103	18,103	36,206	36,206

	36,986	36,232	99,118	97,415

Operating income	234,735	222,254	429,685	402,034
OTHER INCOME:
Interest	143	135	281	262
Other	2,075	675	3,750	925

Net income	$236,953	$223,064	$433,716	$403,221

Net income per limited partnership unit (note 3)	$4.96	$4.67	$9.09	$8.45

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$433,716	$403,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,206	36,206
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,858)	(4,818)
Other current assets	169	(509)
Payable to limited partners	3,640	6,236
Accounts payable	19,207	(1,655)

Net cash provided by operating activities	491,080	438,681

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(471,377)	(445,335)

Net cash used in financing activities	(471,377)	(445,335)

Net change in cash	19,703	(6,654)
Beginning cash balance	335,901	326,328

Ending cash balance	$355,604	$319,674

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2013 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2014, the results of operations for the three and six month periods ended June 30, 2014 and 2013 and cash flows for the six month periods ended June 30, 2014 and 2013 have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Amounts related to disclosure of December 31, 2013 balances within these condensed financial statements were derived from the audited 2013 financial statements.

Management has evaluated events subsequent to June 30, 2014 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - RESTRICTED CASH

At June 30, 2014 and December 31, 2013, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

UNAUDITED

NOTE 4 - LEASING ACTIVITIES - continued

For the three months ended June 30, 2014, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,264,340 and unaudited net income of $11,036, as compared to unaudited sales of $2,154,048 and unaudited net losses of $5,957 for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in sales.

For the six months ended June 30, 2014, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,406,690 and unaudited net losses of $4,848, as compared to unaudited sales of $4,162,078 and unaudited net losses of $45,155 for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in sales.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June 2014. The June rent receivable was collected in July 2014.

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

NOTE 6 - DISTRIBUTIONS

Total cash distributions declared and paid in February and June 2014 were $234,258 and $237,119, respectively. On July 11, 2014, a distribution to the limited partners of $255,769, or approximately $5.40 per limited partnership unit, was declared. Such distribution was paid on August 7, 2014. The General Partner also received a distribution of $2,584 with respect to its one percent partnership interest in August 2014.

NOTE 7 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 8 - CONCENTRATION OF RISK

The restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2014 and 2013. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

UNAUDITED

NOTE 9 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. The General Partner plans to initiate a “straw poll” of all limited partners to determine if there is sufficient interest to support a potential sale of the properties and dissolution of the Partnership.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at June 30, 2014. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rancho California Plaza, Rancho California, CA	$42,956	$43,240	$83,162	$83,809
East Vista Way, Vista, CA	27,401	27,816	54,022	53,571
4th Street, Perris, CA	35,742	32,843	68,545	62,943
Foothill Blvd., Upland, CA	37,702	36,431	73,943	69,154
East Valley Blvd., Walnut, CA	22,531	20,612	43,361	40,044
Lassen Street, Chatsworth, CA	40,397	37,381	78,781	72,774
Hesperia Road, Victorville, CA	41,684	38,959	81,394	75,233
W. Sepulveda Blvd., Los Angeles, CA	23,308	21,204	45,595	41,921

Total	$271,721	$258,486	$528,803	$499,449

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $271,721 during the three month period ended June 30, 2014, which represents an increase of $13,235 from the corresponding period in 2013. The Partnership earned rental revenue of $528,803 during the six month period ended June 30, 2014, which represents an increase of $29,354 from the corresponding period in 2013. The changes in rental revenues between 2013 and 2014 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Accounting fees	43.97%	44.52%	64.95%	65.19%
Distribution of information to limited partners	56.03%	55.48%	35.05%	34.81%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased slightly during the three month period primarily due to increased printing costs. General and administrative costs increased during the six month period primarily due to increased costs for printing, distribution of information to limited partners and tax filings.

For the three month period ended June 30, 2014, net income increased by $13,889 from 2013 to 2014 due to the increase in revenues of $13,235 and the increase in interest and other income of $1,408, partially offset by the increase in general and administrative expenses of $754. For the six month period ended June 30, 2014, net income increased by $30,495 from 2013 to 2014 due to the increase in revenues of $29,354 and the increase in interest and other income of $2,844, partially offset by the increase in general and administrative expenses of $1,703.

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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 13, 2014	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)