Form 10-Q
period 2014-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2014-11-14
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES III

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$348,433	$335,901
Receivable from Del Taco LLC	91,714	87,772
Other current assets	1,655	1,824

Total current assets	441,802	425,497

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,284,629
Land improvements	494,254	494,254
Buildings and improvements	2,534,393	2,534,393
Machinery and equipment	1,306,171	1,306,171

	7,619,447	7,619,447
Less-accumulated depreciation	3,734,519	3,680,210

	3,884,928	3,939,237

	$4,412,747	$4,450,751

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$94,690	$88,950
Accounts payable	29,085	15,294

Total current liabilities	123,775	104,244

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at September 30, 2014 and December 31, 2013	3,757,443	3,814,403
General partner-Del Taco LLC	(45,981)	(45,406)

	3,711,462	3,768,997

	$4,412,747	$4,450,751

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
RENTAL REVENUES	$278,710	$261,201	$807,513	$760,651

EXPENSES:
General and administrative	25,708	13,936	88,620	75,145
Depreciation	18,103	18,103	54,309	54,309

	43,811	32,039	142,929	129,454

Operating income	234,899	229,162	664,584	631,197
OTHER INCOME:
Interest	154	137	435	398
Other	3,425	475	7,175	1,400

Net income	$238,478	$229,774	$672,194	$632,995

Net income per limited partnership unit (Note 3)	$5.00	$4.81	$14.08	$13.26

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$672,194	$632,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,309	54,309
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(3,942)	(4,710)
Other current assets	169	(339)
Payable to limited partners	5,740	9,438
Accounts payable	13,791	(6,531)

Net cash provided by operating activities	742,261	685,162

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(729,729)	(678,134)

Net cash used in financing activities	(729,729)	(678,134)

Net change in cash	12,532	7,028
Beginning cash balance	335,901	326,328

Ending cash balance	$348,433	$333,356

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2013 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2014, the results of operations for the three and nine month periods ended September 30, 2014 and 2013 and cash flows for the nine month periods ended September 30, 2014 and 2013 have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Amounts related to disclosure of December 31, 2013 balances within these condensed financial statements were derived from the 2013 audited financial statements.

Management has evaluated events subsequent to September 30, 2014 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - RESTRICTED CASH

At September 30, 2014 and December 31, 2013, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

NOTE 4 - LEASING ACTIVITIES - continued

For the three months ended September 30, 2014, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,322,587 and unaudited net income of $9,346 as compared to unaudited sales of $2,176,679 and unaudited net losses of $12,562, respectively, for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to increases in revenues.

For the nine months ended September 30, 2014, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $6,729,276 and unaudited net income of $4,498 as compared to $6,338,757 and unaudited net losses of $57,717 for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to increases in revenues.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2014. The September rent receivable was collected in October 2014.

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

NOTE 6 - DISTRIBUTIONS

Total cash distributions declared and paid in February, June and August 2014 were $234,258, $237,119 and $258,352, respectively. On October 31, 2014, a distribution to the limited partners of $246,579, or approximately $5.21 per limited partnership unit, was approved. Such distribution was paid on November 6, 2014. The General Partner also received a distribution of $2,491 with respect to its 1% partnership interest in November 2014.

NOTE 7 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 8 - CONCENTRATION OF RISK

The restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2014 and 2013. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

NOTE 9 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. On October 1, 2014 the General Partner initiated a “straw poll” of all limited partners to determine if there is sufficient interest to support a potential sale of the properties and dissolution of the Partnership, as disclosed in Form 8-K filed on October 1, 2014. Limited partner responses to the straw poll will be evaluated by the General Partner to determine whether or not there is sufficient interest to initiate a sale process.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Del Taco Restaurant Properties III (the “Partnership” or the “Company”) offered limited partnership units for sale between February 1986 and June 1987. $12 million was raised through the sale of limited partnership units and used to acquire sites and build ten restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. One restaurant was sold in November 1997 and one restaurant was sold in December 2013.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at September 30, 2014. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Rancho California Plaza, Rancho California, CA	$43,713	$45,099	$126,875	$128,909
East Vista Way, Vista, CA	28,913	27,976	82,935	81,547
4th Street, Perris, CA	34,750	32,150	103,294	95,093
Foothill Blvd., Upland, CA	39,076	36,474	113,020	105,627
East Valley Blvd., Walnut, CA	22,733	21,139	66,094	61,183
Lassen Street, Chatsworth, CA	41,176	38,024	119,957	110,798
Hesperia Road, Victorville, CA	43,542	38,289	124,936	113,522
W. Sepulveda Blvd., Los Angeles, CA	24,807	22,050	70,402	63,972

Total	$278,710	$261,201	$807,513	$760,651

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $278,710 during the three month period ended September 30, 2014, which represents an increase of $17,509 from the corresponding period in 2013. The Partnership earned rental revenue of $807,513 during the nine month period ended September 30, 2014, which represents an increase of $46,862 from the corresponding period in 2013. The changes in rental revenues between 2013 and 2014 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Accounting fees	23.04%	40.15%	52.79%	60.54%
Distribution of information to limited partners	76.96%	59.85%	47.21%	39.46%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and nine month periods increased primarily due to costs related to legal fees related to the matter described in Note 9 to the condensed financial statements for the three and nine months ended September 30, 2014.

For the three month period ended September 30, 2014, net income increased by $8,704 from 2013 to 2014 due to the increase in revenues of $17,509 and the increase in interest and other income of $2,967, partially offset by the increase in general and administrative expenses of $11,772. For the nine month period ended September 30, 2014, net income increased $39,199 from 2013 to 2014 due to the increase in revenues of $46,862 and the increase in interest and other income of $5,812, partially offset by the increase in general and administrative expenses of $13,475.

Significant Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements included in the Partnership’s December 31, 2013 Form 10-K.

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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 13, 2014	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)