Form 10-K
period 2014-12-31
DEL TACO RESTAURANT PROPERTIES III
filed 2015-03-02
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2014

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

Securities registered pursuant to section 12(g) of the Act: Units of Limited Partnership Interests

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

DEL TACO RESTAURANT PROPERTIES III

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	Business

Del Taco Restaurant Properties III (the Partnership, us, we or our) is a publicly-held limited Partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco LLC, a California limited liability company (Del Taco or the General Partner). The Partnership sold 48,000 units totaling $12,000,000 through an offering of limited partnership units from February 1986 through June 1987. The term of the partnership agreement is until December 31, 2025, unless terminated earlier by means provided in the partnership agreement.

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed ten Mexican-American restaurants for long-term lease to Del Taco. As of December 31, 2014, the Partnership owned a total of eight properties leased to Del Taco. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants.

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

Item 1A.	Risk Factors

None.

Item 2.	Properties

The Partnership acquired ten properties with proceeds obtained from the sale of limited partnership units:

Address	City, State	Date of Acquisition	Restaurant Constructed	Date of Commencement of Operation (1)

Rancho California Plaza	Rancho California, CA	December 23, 1986	60 seat with drive through service window	July 14, 1987

East Vista Way	Vista, CA	February 24, 1987	60 seat with drive through service window	September 10, 1987

4th Street	Perris, CA	June 24, 1987	60 seat with drive through service window	December 16, 1987

Foothill Boulevard	Upland, CA	August 3, 1987	60 seat with drive through service window	January 12, 1988

East Valley Boulevard	Walnut, CA	April 29, 1988	60 seat with drive through service window	August 31, 1988

West Sepulveda Boulevard	Los Angeles, CA	July 8, 1988	60 seat with drive through service window	January 12, 1989 (2)

Lassen Street	Chatsworth, CA	January 27, 1989	60 seat with drive through service window	August 21, 1989

Hesperia Road	Victorville, CA	December 29, 1989	100 seat with drive through service window	July 5, 1990

See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.
(2)	The restaurant was subleased to a franchisee of Del Taco and the restaurant operated as a Del Taco restaurant. On December 29, 1999 the franchise agreement for this restaurant expired. Del Taco began operation of this restaurant as a company-managed facility on December 29, 1999.

Item 3.	Legal Proceedings

The Partnership is not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership sold 48,000 ($12,000,000) limited partnership units during the public offering period ended June 1, 1987 and currently has 962 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Notes 6 and 8 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2014	2013	2012	2011	2010

Rental revenues	$1,086,294	$1,023,572	$985,670	$1,005,655	$1,036,594

General and administrative expense	117,951	91,074	94,173	145,625	76,117

Depreciation expense	72,412	72,412	72,412	76,406	112,737

Interest and other income	9,455	2,737	4,106	4,411	4,289

Gain on disposal of property	—	—	—	545,973	—

Net income	905,386	862,823	823,191	1,334,008	852,029

Net income per limited partnership unit	18.97	18.07	17.24	27.94	17.85

Cash distributions per limited partnership unit	20.47	19.27	17.61	45.55	20.25

Total assets	4,394,769	4,450,751	4,506,312	4,531,154	5,331,937

Long-term obligations	577,510	577,510	577,510	577,510	577,510

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

The Partnership offered limited partnership units for sale between February 1986 and June 1987. In total, $12 million was raised through the sale of limited partnership units and used to acquire sites, build ten restaurants (eight of which are currently owned), pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners.

As described in note 6 to the Notes to the Financial Statements contained under Item 8, the Partnership has a death and disability redemption fund totaling $86,017 at December 31, 2014. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

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

Off Balance Sheet Arrangements and Contractual Obligations

None.

Results of Operations

The Partnership owns eight properties, as of December 31, 2014, that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenues earned by restaurant by year, under its respective lease:

	Years Ended December 31,
	2014	2013	2012
Rancho California Plaza, Rancho California, CA	$172,417	$173,958	$170,415
East Vista Way, Vista, CA	110,430	109,317	109,272
4th Street, Perris, CA	138,172	127,697	121,079
Foothill Blvd., Upland, CA	152,555	141,859	125,606
East Valley Blvd., Walnut, CA	88,136	81,360	78,833
Lassen Street, Chatsworth, CA	160,830	149,662	145,132
Hesperia Road, Victorville, CA	169,319	153,240	147,290
W. Sepulveda Blvd., Los Angeles, CA	94,435	86,479	88,043

Total	$1,086,294	$1,023,572	$985,670

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $1,086,294 during the year ended December 31, 2014, which represents an increase of $62,722 from 2013. The changes in rental revenues between 2013 and 2014 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

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

The following table breaks down general and administrative expense by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2014	2013	2012
Accounting fees	41.20%	50.65%	47.41%
Distribution of information to limited partners	37.35	45.57	47.30
Potential sale-related expenses	18.51	—	—
Other	2.94	3.78	5.29

	100.00%	100.00%	100.00%

General and administrative costs increased by $26,877 from 2013 to 2014. The increase was caused primarily by costs related to the “straw poll” and Form 8-K filings discussed in Notes 11 and 12.

General and administrative costs decreased by $3,099 from 2012 to 2013. The decrease was caused primarily by decreased legal fees.

Net income increased by $42,563 from 2013 to 2014 due to the increase in revenues of $62,722 and the increase in interest and other income of $6,718, partially offset by the increase in general and administrative expenses of $26,877.

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

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Restaurant Properties III:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties III (a California Limited Partnership) as of December 31, 2014 and 2013 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of the Partnership in Item 15 (a) Schedule III – Real Estate and Accumulated Depreciation. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties III as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 2, 2015

DEL TACO RESTAURANT PROPERTIES III

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$346,478	$335,901
Receivable from Del Taco LLC	93,384	87,772
Deposits	2,065	1,824

Total current assets	441,927	425,497

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT
Land	3,284,629	3,284,629
Land improvements	494,254	494,254
Buildings and improvements	2,534,393	2,534,393
Machinery and equipment	1,306,171	1,306,171

	7,619,447	7,619,447
Less: accumulated depreciation	3,752,622	3,680,210

	3,866,825	3,939,237

	$4,394,769	$4,450,751

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Payable to limited partners	$93,425	$88,950
Accounts payable	28,251	15,294

Total current liabilities	121,676	104,244

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY
Limited partners; 47,261 units outstanding at December 31, 2014 and 2013	3,741,723	3,814,403
General partner-Del Taco LLC	(46,140)	(45,406)

	3,695,583	3,768,997

	$4,394,769	$4,450,751

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012

RENTAL REVENUES	$1,086,294	$1,023,572	$985,670

EXPENSES
General and administrative	117,951	91,074	94,173
Depreciation	72,412	72,412	72,412

	190,363	163,486	166,585

Operating income	895,931	860,086	819,085

OTHER INCOME
Interest	580	537	491
Other	8,875	2,200	3,615

Net income	$905,386	$862,823	$823,191

Net income per limited partnership unit (Note 2)	$18.97	$18.07	$17.24

Number of limited partnership units used in computing per unit amounts	47,261	47,261	47,261

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2014, 2013, and 2012

	Limited Partners		General
	Units	Amount	Partner	Total

Balance, December 31, 2011	47,261	$3,890,871	$(44,634)	$3,846,237

Net Income	—	814,959	8,232	823,191

Cash Distributions	—	(833,410)	(8,418)	(841,828)

Balance, December 31, 2012	47,261	3,872,420	(44,820)	3,827,600

Net Income	—	854,195	8,628	862,823

Cash Distributions	—	(912,212)	(9,214)	(921,426)

Balance, December 31, 2013	47,261	3,814,403	(45,406)	3,768,997

Net Income	—	896,332	9,054	905,386

Cash Distributions	—	(969,012)	(9,788)	(978,800)

Balance, December 31, 2014	47,261	$3,741,723	$(46,140)	$3,695,583

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$905,386	$862,823	$823,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,412	72,412	72,412
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(5,612)	(7,108)	1,122
Deposits	(241)	(170)	—
Payable to limited partners	4,475	13,006	6,415
Accounts payable	12,957	(9,964)	(12,620)

Net cash provided by operating activities	989,377	930,999	890,520

CASH FLOWS FROM FINANCING ACTIVITIES

Cash distributions to partners	(978,800)	(921,426)	(841,828)

Net cash used in financing activities	(978,800)	(921,426)	(841,828)

Net change in cash	10,577	9,573	48,692

Beginning cash balance	335,901	326,328	277,636

Ending cash balance	$346,478	$335,901	$326,328

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Restaurant Properties III, a California limited partnership, (the Partnership) was formed on December 19, 1985, for the purpose of acquiring real property in California for construction of ten Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (General Partner or Del Taco) for operation under the Del Taco trade name. As of July 5, 1990, all ten restaurants had commenced operation on acquired properties. In November 1997, the Twentynine Palms property was sold yielding net proceeds of $278,612. In May 2011, the Industry, California property was destroyed by fire and then sold in December 2011 yielding net proceeds of $1,231,720. As of December 31, 2014, Del Taco Restaurant Properties III had eight properties in operation. The term of the partnership agreement is until December 31, 2025 unless terminated earlier by means provided in the partnership agreement.

The Partnership has no full-time employees (see Note 5). The Partnership agreement assigns full authority for general management and supervision of the business affairs of the Partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.

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

Net Income Per Limited Partnership Unit: The net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average units outstanding during the periods presented which amounted to 47,261 in 2014, 2013 and 2012, respectively.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk: The eight restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2014. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Subsequent Events: Management has evaluated events subsequent to December 31, 2014 through the date the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements (see Note 12).

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

NOTE 3 – OBLIGATION TO GENERAL PARTNER

Under terms of the partnership agreement, the General Partner is entitled to receive a fee in an amount equal to five percent of aggregate capital contributions. The fee shall be for services rendered in connection with site selection and the design and supervision of construction and improvements to acquired properties. This fee shall be earned at the time the services are rendered, but shall not be paid and shall be subordinated to the limited partners’ interests until all restaurants have opened and the limited partners have received certain minimum returns on their investment, as required by the partnership agreement. It is the policy of the Partnership to accrue the site acquisition and development fee as an obligation to the General Partner. No fees were earned for such services during 2014, 2013, and 2012.

NOTE 4 – LEASING ACTIVITIES

The Partnership leases its properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2022 to 2024. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of eight properties leased to Del Taco as of December 31, 2014.

The restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $9,052,444, $8,529,770, and $8,213,914 and unaudited net income of $25,095 and unaudited net losses of $66,093 and $94,586 during the years ended December 31, 2014, 2013 and 2012, respectively. Net income and loss by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 5 – RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the months of December 2014 and 2013. The rent receivable was collected in January 2015 and 2014, respectively.

The General Partner received $9,788, $9,214 and $8,418 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2014, 2013 and 2012, respectively.

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

NOTE 6 – RESTRICTED CASH

At December 31, 2014 and 2013 the Partnership had a restricted cash balance of $86,017. The restricted cash is a death and disability redemption fund. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 7 – INCOME TAXES (UNAUDITED)

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnerships assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2014	2013	2012
Net income per financial statements	$905,386	$862,823	$823,191
Excess tax depreciation	(95)	(95)	(95)

Taxable income	$905,291	$862,728	$823,096

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2014, is as follows (unaudited):

Partners’ equity per financial statements	$3,695,583

Issue costs of limited partnership units capitalized for tax purposes	1,741,677

Difference in book vs. tax depreciation	505,928

Other	84

Partners’ equity for tax purposes	$5,943,272

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 8 – CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions paid to limited partners for the three years ended December 31, 2014 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter

December 31, 2011	$3.63	47,261	47,261
March 31, 2012	4.44	47,261	47,261
June 30, 2012	4.68	47,261	47,261
September 30, 2012	4.86	47,261	47,261

Total paid in 2012	$17.61

December 31, 2012	$4.97	47,261	47,261
March 31, 2013	4.34	47,261	47,261
June 30, 2013	4.87	47,261	47,261
September 30, 2013	5.09	47,261	47,261

Total paid in 2013	$19.27

December 31, 2013	$4.90	47,261	47,261
March 31, 2014	4.96	47,261	47,261
June 30, 2014	5.40	47,261	47,261
September 30, 2014	5.22	47,261	47,261

Total paid in 2014	$20.48

Cash distributions per limited partnership unit were calculated based upon the weighted average and cash flow statement units outstanding for each quarter and were paid from operations. Distributions declared in January 2015 for the quarter ended December 31, 2014 amounted to $4.94 per limited partnership unit and were paid in February 2015.

NOTE 9 – RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2014
Rental revenues	$257,082	$271,721	$278,710	$278,781
Net income	196,763	236,953	238,478	233,192
Net income per limited partnership unit	4.12	4.96	5.00	4.89

Year ended December 31, 2013
Rental revenues	$240,964	$258,486	$261,201	$262,921
Net income	180,157	223,064	229,774	229,828
Net income per limited partnership unit	3.77	4.67	4.81	4.82

NOTE 10 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 11 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS AND STRAW POLL RESULTS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. On October 1, 2014 the General Partner initiated a “straw poll” of all limited partners to determine if there is sufficient interest to support a potential sale of the properties and dissolution of the Partnership, as disclosed in Form 8-K filed on October 1, 2014. Limited partner responses to the straw poll were received during the fourth quarter of 2014 and on December 17, 2014, Del Taco filed a Form 8-K to disclose the results of the poll. The poll was intended to gauge interest level only and the results indicate a strong majority of the units responded either “open to” or “strongly in favor of” Del Taco testing the market and presenting a sale proposal to the limited partners for a vote. Accordingly, Del Taco filed a Form 8-K on January 12, 2015 indicating its intention to initiate a sale process to market the properties owned by the Partnership that may result in the presentation of a sale transaction to the limited partners for approval (see Note 12).

NOTE 12 - SUBSEQUENT EVENTS

The Partnership filed a Form 8-K on January 12, 2015 indicating its intention to initiate a sale process to market the properties owned by the Partnership that may result in the presentation of a sale transaction to the limited partners for approval. Del Taco intended to appoint a special committee comprised of a small group of qualified limited partners to facilitate the sale process and to manage any potential conflicts of interest with respect to Del Taco that may arise during the sale process, however, only two timely applications were received with only one including relevant experience. Del Taco does not believe that one committee member could adequately perform the role required by the committee, and therefore, the sale process has commenced without a special committee and Del Taco will resolve any potential conflicts of interest pursuant to the Partnership’s partnership agreement and applicable law. The sale process may result in the presentation of a sale transaction to the limited partners for approval; however, there are no assurances that Del Taco will receive any offers or will be successful in entering into a binding agreement to sell the properties. On February 17, 2015, affiliates of MacKenzie Realty Capital, Inc. (“MacKenzie”), a limited partner, filed a Schedule TO initiating a tender offer to purchase all units of the Partnership. The MacKenzie tender offer is unrelated to the sale process that Del Taco has initiated. On February 27, 2015, the Partnership filed a Schedule 14D-9 solicitation/recommendation statement in response to the Schedule TO.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J. B. Murphy, III	Chief Executive Officer	60
Steven L. Brake	Chief Financial Officer	42
John Cappasola	Chief Brand Officer	41
David Pear	Senior Vice President, Operations	51

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

Paul J. B. Murphy, III, Chief Executive Officer of Del Taco LLC. Mr. Murphy has served as Chief Executive Officer since February 2009. He previously served as President and Chief Executive Officer of Einstein Noah Restaurant Group, Inc. (formerly, New World Restaurant Group, Inc.) from October 2003 to December 2008.

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

David Pear, Senior Vice President, Operations of Del Taco LLC. Mr. Pear has served as Senior Vice President of Operations since January 2013. From January 2009 to January 2013 Mr. Pear served as a Director of DMA Operations for Taco Bell (Yum Brands). From 1985 to January 2009, Mr. Pear served in a wide variety of operation positions with increasing level of responsibility for Domino’s Pizza, Inc.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2014, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $9,054 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $9,788 in distributions relating to its one percent interest in the Partnership.

(b)	During 2014, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2014 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2014	2013
Audit Fees	$16,953	$17,010
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$16,953	$17,010

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:

	1.	Incorporated herein by reference, Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

	2.	Incorporated herein by reference, Amendment to Restated Agreement of Limited Partnership of Del Taco Restaurant Properties III.

	3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco LLC, as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on December 30, 1985.

	31.1	Paul J. B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		101.INS	XBRL Instance Document

		101.SCH	XBRL Taxonomy Extension Schema Document

		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

		101.LAB	XBRL Taxonomy Extension Label Linkbase Document

		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

DEL TACO RESTAURANT PROPERTIES III

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description (All Restaurants)	Encumbrances	Land & land improvements	Building & Improvements	Carrying costs	Land, buildings & improvements Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income statement is computed
Rancho California, CA	$—	$384,400	$257,807	$—	$642,207	$248,866	1986	1986	20(LI), 35(BI)
Vista, CA	—	512,130	343,471	—	855,601	331,549	1987	1987	20(LI), 35(BI)
Perris, CA	—	437,522	293,434	—	730,956	283,252	1987	1987	20(LI), 35(BI)
Upland, CA	—	281,827	189,014	—	470,841	182,448	1987	1987	20(LI), 35(BI)
Walnut, CA	—	340,848	228,597	—	569,445	220,659	1988	1988	20(LI), 35(BI)
Los Angeles, CA	—	674,283	452,223	—	1,126,506	436,530	1988	1988	20(LI), 35(BI)
Chatsworth, CA	—	642,475	430,890	—	1,073,365	415,946	1989	1989	20(LI), 35(BI)
Victorville, CA	—	505,398	338,957	—	844,355	327,201	1989	1989	20(LI), 35(BI)

	$—	$3,778,883	$2,534,393	$—	$6,313,276	$2,446,451

	Restaurants	Accumulated Depreciation
Balances at December 31, 2011	$6,313,276	$2,229,215
Additions	—	72,412
Retirements	—	—

Balances at December 31, 2012	6,313,276	2,301,627
Additions	—	72,412
Retirements	—	—

Balances at December 31, 2013	6,313,276	2,374,039
Additions	—	72,412
Retirements	—	—

Balances at December 31, 2014	$6,313,276	$2,446,451

The aggregate cost basis of Del Taco Restaurant Properties III real estate assets for Federal income tax purposes was $6,313,276 (unaudited) at December 31, 2014.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES III
a California limited partnership

Del Taco LLC
General Partner

Date March 2, 2015	/s/ Paul J. B. Murphy, III
Paul J. B. Murphy, III
Chief Executive Officer

Date March 2, 2015	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 2, 2015	/s/ John Cappasola
John Cappasola
Chief Brand Officer