Form 10-Q
period 2015-03-31
DEL TACO RESTAURANT PROPERTIES III
filed 2015-05-15
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES III

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$339,004	$346,478
Receivable from Del Taco LLC	99,001	93,384
Other current assets	1,983	2,065

Total current assets	439,988	441,927

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,284,629
Land improvements	494,254	494,254
Buildings and improvements	2,534,393	2,534,393
Machinery and equipment	1,306,171	1,306,171

	7,619,447	7,619,447
Less-accumulated depreciation	3,770,725	3,752,622

	3,848,722	3,866,825

	$4,374,727	$4,394,769

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$99,249	$93,425
Accounts payable	36,249	28,251

Total current liabilities	135,498	121,676

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at March 31, 2015 and December 31, 2014	3,708,198	3,741,723
General partner-Del Taco LLC	(46,479)	(46,140)

	3,661,719	3,695,583

	$4,374,727	$4,394,769

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
RENTAL REVENUES	$279,953	$257,082

EXPENSES:
General and administrative	61,217	44,030
Depreciation	18,103	18,103

	79,320	62,133

Operating income	200,633	194,949
OTHER INCOME:
Interest	141	139
Other	1,725	1,675

Net income	$202,499	$196,763

Net income per limited partnership unit (Note 2)	$4.24	$4.12

Number of units used in computing per unit amounts	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$202,499	$196,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,103	18,103
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(5,617)	(6,099)
Other current assets	82	170
Payable to limited partners	5,824	2,076
Accounts payable	7,998	20,178

Net cash provided by operating activities	228,889	231,191

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(236,363)	(234,258)

Net cash used in financing activities	(236,363)	(234,258)

Net change in cash	(7,474)	(3,067)
Beginning cash balance	346,478	335,901

Ending cash balance	$339,004	$332,834

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2014 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2015 and the results of operations and cash flows for the three month periods ended March 31, 2015 and 2014 have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Amounts related to disclosure of December 31, 2014 balances within these condensed financial statements were derived from the 2014 audited financial statements.

Management has evaluated events subsequent to March 31, 2015 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - RESTRICTED CASH

At March 31, 2015 and December 31, 2014, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 in 2015 and 2014.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

For the three months ended March 31, 2015, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,332,942 and unaudited net income of $26,910 as compared to unaudited sales of $2,142,350 and unaudited net losses of $15,884, respectively, for the corresponding period in 2014. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in sales.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March 2015. The March rent receivable was collected in April 2015.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 6 - DISTRIBUTIONS

Total cash distributions declared and paid in February 2015 were $236,363. On April 23, 2015, a distribution to the limited partners of $182,156, or approximately $3.85 per limited partnership unit, was approved. Such distribution was paid on May 7, 2015. The General Partner also received a distribution of $1,840 with respect to its 1% partnership interest in May 2015.

NOTE 7 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 8 - CONCENTRATION OF RISK

The restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2015 and 2014. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

NOTE 9 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS AND STRAW POLL RESULTS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. On October 1, 2014 the General Partner initiated a “straw poll” of all limited partners to determine if there is sufficient interest to support a potential sale of the properties and dissolution of the Partnership, as disclosed in Form 8-K filed on October 1, 2014. Limited partner responses to the straw poll were received during the fourth quarter of 2014 and on December 17, 2014, Del Taco filed a Form 8-K to disclose the results of the poll. The poll was intended to gauge interest level only and the results indicate a strong majority of the units responded either “open to” or “strongly in favor of” Del Taco testing the market and presenting a sale proposal to the limited partners for a vote. Accordingly, Del Taco filed a Form 8-K on January 12, 2015 indicating its intention to initiate a sale process to market the properties owned by the Partnership that may result in the presentation of a sale transaction to the limited partners for approval. Del Taco intended to appoint a special committee comprised of a small group of qualified limited partners to facilitate the sale process and to manage any potential conflicts of interest with respect to Del Taco that

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 9 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS AND STRAW POLL RESULTS - Continued

may arise during the sale process, however, only one timely application was received. Del Taco does not believe one committee member could adequately perform the role required by the committee, and therefore, the sale process has commenced without a special committee and Del Taco will resolve any potential conflicts of interest pursuant to the Partnership’s partnership agreement and applicable law.

On February 17, 2015, MacKenzie Realty Capital, Inc. (“MacKenzie”), a limited partner, filed a schedule TO initiating a tender offer to purchase all units of the Partnership. The MacKenzie tender offer is unrelated to the sale process that Del Taco has initiated. On February 27, 2015, the Partnership filed a Schedule 14D-9 solicitation/recommendation statement in response to the Schedule TO.

On March 16, 2015, after evaluating several alternatives the General Partner engaged CBRE, Inc. (“CBRE”) as its commercial real estate broker to conduct a process to market the properties owned by the Partnership. The General Partner expects to evaluate offers; however, there are no assurances that Del Taco will receive any acceptable offers or will be successful in entering into a binding agreement to sell the properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Del Taco Restaurant Properties III (the Partnership or the Company) offered limited partnership units for sale between February 1986 and June 1987. $12,000,000 was raised through the sale of limited partnership units and used to acquire sites and build ten restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. One restaurant was sold in November 1997.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at March 31, 2015. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns eight properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended March 31,
	2015	2014
Rancho California Plaza, Rancho California, CA	$42,900	$40,206
East Vista Way, Vista, CA	26,692	26,621
4th Street, Perris, CA	34,522	32,803
Foothill Blvd., Upland, CA	40,461	36,241
East Valley Blvd., Walnut, CA	24,171	20,830
Lassen Street, Chatsworth, CA	40,510	38,384
Hesperia Road, Victorville, CA	45,613	39,710
W. Sepulveda Blvd., Los Angeles, CA	25,084	22,287

Total	$279,953	$257,082

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $279,953 during the three month period ended March 31, 2015, which represents an increase of $22,871 from the corresponding period in 2014. The changes in rental revenues between 2014 and 2015 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2015	2014
Accounting fees	53.98%	73.95%
Distribution of information to limited partners	21.57%	26.05%
Potential sale-related expenses	24.45%	—

	100.00%	100.00%

Prior year percentages above have been reclassified to conform to the March 31, 2015 presentation. General and administrative expenses increased due to increased legal and printing costs in connection with the matter described in Note 9.

For the three month period ended March 31, 2015, net income increased by $5,736 from 2014 to 2015 due to the increase in revenues of $22,871 and other income of $52, partially offset by the increase in general and administrative expenses of $17,187.

Significant Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Partnership’s consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and the Partnership’s disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Partnership’s results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical which involve significant management judgments, assumptions and estimates is included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the Partnership’s policies during 2015.

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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 14, 2015	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)