Form 10-Q
period 2015-09-30
DEL TACO RESTAURANT PROPERTIES III
filed 2015-11-12
CIK 786360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

INDEX

DEL TACO RESTAURANT PROPERTIES III

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES III

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$388,495	$346,478
Receivable from Del Taco LLC	96,870	93,384
Other current assets	1,818	2,065

Total current assets	487,183	441,927

RESTRICTED CASH	86,017	86,017

PROPERTY AND EQUIPMENT:
Land	3,284,629	3,284,629
Land improvements	494,254	494,254
Buildings and improvements	2,534,393	2,534,393
Machinery and equipment	1,306,171	1,306,171

	7,619,447	7,619,447
Less-accumulated depreciation	3,806,931	3,752,622

	3,812,516	3,866,825

	$4,385,716	$4,394,769

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$102,101	$93,425
Accounts payable	60,733	28,251

Total current liabilities	162,834	121,676

OBLIGATION TO GENERAL PARTNER	577,510	577,510

PARTNERS’ EQUITY:
Limited partners; 47,261 units outstanding at September 30, 2015 and December 31, 2014	3,692,014	3,741,723
General partner-Del Taco LLC	(46,642)	(46,140)

	3,645,372	3,695,583

	$4,385,716	$4,394,769

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
RENTAL REVENUES	$293,556	$278,710	$859,722	$807,513

EXPENSES:
General and administrative	41,713	25,708	174,969	88,620
Depreciation	18,103	18,103	54,309	54,309

	59,816	43,811	229,278	142,929

Operating income	233,740	234,899	630,444	664,584

OTHER INCOME:
Interest	152	154	432	435
Other	1,750	3,425	5,150	7,175

Net income	$235,642	$238,478	$636,026	$672,194

Net income per limited partnership unit (Note 3)	$4.94	$5.00	$13.32	$14.08

Number of units used in computing per unit amounts	47,261	47,261	47,261	47,261

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$636,026	$672,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,309	54,309
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(3,486)	(3,942)
Other current assets	247	169
Payable to limited partners	8,676	5,740
Accounts payable	32,482	13,791

Net cash provided by operating activities	728,254	742,261

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(686,237)	(729,729)

Net cash used in financing activities	(686,237)	(729,729)

Net change in cash	42,017	12,532

Beginning cash balance	346,478	335,901

Ending cash balance	$388,495	$348,433

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2014 for Del Taco Restaurant Properties III (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2015, the results of operations for the three and nine month periods ended September 30, 2015 and 2014 and cash flows for the nine month periods ended September 30, 2015 and 2014 have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Amounts related to disclosure of December 31, 2014 balances within these condensed financial statements were derived from the 2014 audited financial statements.

Management has evaluated events subsequent to September 30, 2015 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission (“SEC”) for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - RESTRICTED CASH

At September 30, 2015 and December 31, 2014, the Partnership had a restricted cash balance of $86,017. The restricted cash results from a death and disability fund that the Company is required to maintain under the terms of the Partnership agreement. Such fund is maintained in an interest bearing account at a major commercial bank. A limited partner has the right, under certain circumstances involving such limited partner’s death or disability, to tender to the Partnership for redemption all of the units owned of record by such limited partner. The redemption price will be equal to the partners’ capital account balance as of the redemption date. The death and disability fund was established in 1987. The fund was limited to two percent of the gross proceeds from sale of the limited partnership units. Requests for redemption made after the funds in the death and disability fund are depleted will not be accepted.

NOTE 3 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after one percent allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 47,261 in 2015 and 2014.

Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC, formerly known as Del Taco, Inc. (Del Taco or the General Partner) and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated to the limited partners until the limited partners receive their unrecovered portion of capital contributions as defined in the partnership agreement and then allocated one percent to the General Partner and 99 percent to the limited partners until the limited partners receive their priority return as defined in the partnership agreement.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 4 - LEASING ACTIVITIES - continued

For the three months ended September 30, 2015, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,446,301 and unaudited net income of $94,834 as compared to unaudited sales of $2,322,587 and unaudited net income of $9,346, respectively, for the corresponding period in 2014. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to increases in sales and reduced interest expense.

For the nine months ended September 30, 2015, the restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $7,164,352 and unaudited net income of $212,987 as compared to unaudited sales of $6,729,276 and unaudited net income of $4,498 for the corresponding period in 2014. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to increases in sales and reduced interest expense.

NOTE 5 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2015. The September rent receivable was collected in October 2015.

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

NOTE 6 - DISTRIBUTIONS

Total cash distributions declared and paid in February, June and August 2015 were $236,363, $183,996 and $265,878, respectively. On October 26, 2015, a distribution to the limited partners of $235,824, or approximately $4.98 per limited partnership unit, was approved. Such distribution was paid on November 5, 2015. The General Partner also received a distribution of $2,382 with respect to its one percent partnership interest in November 2015.

NOTE 7 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 8 - CONCENTRATION OF RISK

The restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2015 and 2014. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

DEL TACO RESTAURANT PROPERTIES III

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 9 - PURCHASE AND SALE AGREEMENT

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

If the Partnership is in default, and Orion is not in default, in the performance of any of its representations, warranties or covenants under the Agreement, and Orion has satisfied all of its obligations, then Orion may either (i) terminate the Agreement and receive a refund of its deposits and also recover from the Partnership its reasonable out-of-pocket costs in connection with the Agreement (but not to exceed $50,000) as liquidated damages, or (ii) bring a suit for specific performance.

If a contingency to the Partnership closing set forth in the Agreement is not satisfied by December 17, 2015, then the Partnership may terminate the Agreement and Orion will be refunded its deposits. However, if Orion is in default, and the Partnership is not in default, in the performance of any of its representations, warranties or covenants under the Agreement, and the Partnership has satisfied all of its obligations, then the Partnership may terminate the Agreement and receive Orion’s deposits as liquidated damages.

Following completion of the transaction, the current leases on the Properties will be terminated and the General Partner will lease the Properties from Orion. The sale of the Properties pursuant to the terms and conditions of the Agreement is subject to approval of a majority interest of the limited partners of the Partnership and other customary closing conditions related to the sale of real property. A Special Meeting of the limited partners is scheduled for November 23, 2015 for the purpose of considering a proposal to sell all of the properties owned by the partnership. If the transaction is consummated, CBRE, Inc., the real estate broker for the sale of the properties by the Partnership, will receive a commission of 1.5% of the purchase price. If the sale is approved by the majority interest of limited partners of the Partnership, the sale is expected to close during the fourth quarter of 2015.

On September 18, 2015, MacKenzie Realty Capital, Inc. (“MacKenzie”), a limited partner, filed a Schedule TO initiating a tender offer to purchase all units of the Partnership. This MacKenzie tender offer is unrelated to purchase and sale agreement with Orion. On September 25, 2015, the Partnership filed a Schedule 14D-9 solicitation/recommendation statements in response to the Schedule TO. On November 5, 2015 MacKenzie filed an amendment to its Schedule TO reporting that 472 units have been tendered and following purchase of all the tendered units, the purchasers will own an aggregate of approximately 3,218 units, or approximately 6.8% of the total outstanding units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Del Taco Restaurant Properties III (the “Partnership” or the “Company”) offered limited partnership units for sale between February 1986 and June 1987. $12,000,000 was raised through the sale of limited partnership units and used to acquire sites and build ten restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. In February of 1992, approximately $281,000 raised during the offering but not required to acquire sites and build restaurants was distributed to the limited partners. One restaurant was sold in November 1997 and one restaurant was sold in December 2014.

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

As described in Note 2 to the Notes to the Financial Statements, the Partnership has a death and disability redemption fund totaling $86,017 at September 30, 2015. Investors should contact the General Partner with all questions regarding the eligibility of a limited partner or the estate of a deceased limited partner to participate in the redemption fund.

Results of Operations

The Partnership owns eight properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Ynez Road, Temecula, CA	$45,499	$43,713	$132,886	$126,875
East Bobier Dr., Vista, CA	30,133	28,913	84,946	82,935
East 4th Street, Perris, CA	36,622	34,750	106,742	103,294
East Foothill Blvd., Upland, CA	42,228	39,076	124,340	113,020
Valley Blvd., Walnut, CA	24,475	22,733	72,691	66,094
Lassen Street, Chatsworth, CA	43,209	41,176	125,596	119,957
Hesperia Road, Victorville, CA	44,900	43,542	135,216	124,936
Sepulveda Blvd., Torrance, CA	26,490	24,807	77,305	70,402

Total	$293,556	$278,710	$859,722	$807,513

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $293,556 during the three month period ended September 30, 2015, which represents an increase of $14,846 from the corresponding period in 2014. The Partnership earned rental revenue of $859,722 during the nine month period ended September 30, 2015, which represents an increase of $52,209 from the corresponding period in 2014. The changes in rental revenues between 2014 and 2015 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Accounting fees	14.40%	23.04%	27.54%	52.79%
Distribution of information to limited partners	20.86%	33.93%	18.34%	34.73%
Potential sale-related expenses	64.74%	43.03%	54.12%	12.48%

	100.00%	100.00%	100.00%	100.00%

Prior year percentages above have been reclassified to conform to the current year presentation. General and administrative expenses increased due to increased legal and printing costs in connection with the matters described in Note 9.

For the three month period ended September 30, 2015, net income decreased by $2,836 from 2014 to 2015 due to the increase in general and administrative expenses of $16,005 and the decrease in interest and other income of $1,677, partially offset by the increase in revenues of $14,846. For the nine month period ended September 30, 2015, net income decreased by $36,168 from 2014 to 2015 due to the increase in general and administrative expenses of $86,349 and the decrease in interest and other income of $2,028, partially offset by the increase in revenues of $52,209.

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

DEL TACO RESTAURANT PROPERTIES III
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 12, 2015	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)